Form 10-Q
period 2009-06-30
SEAHAWK DRILLING, INC.
filed 2009-09-17
CIK 1452384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-34231

SEAHAWK DRILLING, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1269401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5847 San Felipe, Suite 1600

Houston, Texas 77057

(713) 369-7300

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐     NO ☑ *

* The registrant became subject to such filing requirements on August 12, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of September 11, 2009
Common Stock, par value $.01 per share	11,643,082

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Seahawk Drilling, Inc.

(Formerly known as Pride SpinCo, Inc.)

Balance Sheets

(Dollar amounts in thousands, except par value)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Deferred financing costs	84	—

Total assets	$84	$—

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued liabilities - related party	$2,300	$4,506

Total current liabilities	2,300	4,506

Stockholder’s equity (deficit):
Common stock; $.01 par value, 1,000 shares authorized and issued	—	—
Retained deficit	(2,216)	(4,506)

Total stockholder’s equity (deficit)	(2,216)	(4,506)

Total liabilities and stockholder’s equity	$84	$—

The accompanying notes are an integral part of the financial statements.

Seahawk Drilling, Inc.

(Formerly known as Pride SpinCo, Inc.)

Notes to Unaudited Balance Sheets

NOTE 1.  NATURE OF BUSINESS

Seahawk Drilling, Inc. (formerly known as Pride SpinCo, Inc.) (“we”, “our”, “us” or “Seahawk”) is a Delaware corporation and was a wholly-owned subsidiary of Pride International, Inc. (“Pride”) until August 24, 2009 (the “Spin-off Date”), when Pride distributed 100% of our outstanding common stock to Pride stockholders. Seahawk was incorporated and nominally capitalized with an initial capital contribution of $10 on December 15, 2008 to operate and control the business and affairs of Pride’s 20 mat-supported jackup rig fleet following the spin-off from Pride. On the Spin-off Date, each Pride stockholder received 1/15 of a share of Seahawk common stock with respect to each share of Pride common stock held by such stockholder at the close of business on August 14, 2009, the record date. On the Spin-off Date, 11,584,066 shares of Seahawk common stock were distributed in the spin-off, and each share of our common stock had attached to it one preferred stock purchase right pursuant to our rights plan. We are now independent from Pride, and Pride no longer retains any ownership interest in Seahawk.

As of June 30, 2009, we had not conducted any operations. All activities through June 30, 2009 relate to preparation for the spin-off and the information statement that was filed as an exhibit to Seahawk’s Registration Statement on Form 10, as amended, which was declared effective on August 12, 2009. In connection with the consummation of the spin-off, Pride allocated to us certain one-time, nonrecurring pre-tax separation costs totaling $2.2 million which were incurred by Pride and accrued and expensed by us as of June 30, 2009. As of December 31, 2008, approximately $4.5 million of such costs had been incurred by Pride and accrued and expensed by us. The accrued liabilities – related party were adjusted in the first quarter of 2009 as a result of the conclusion of discussions between Pride and us as to which separation costs were to be allocated to us. These one-time costs consist of, among other things: non-income tax costs and regulatory fees incurred as part of the separation of our business from Pride’s other businesses; costs for building and/or reconfiguring the required information systems to run the stand-alone companies; other various costs for branding Seahawk, stock exchange listing fees, investor and other stakeholder communications, fees of the distribution agent, employee recruiting fees and incentive compensation. In addition, Pride also incurred other one-time, non-recurring costs in respect of certain financial, legal, accounting and other advisory fees, as well as printing fees and upfront fees associated with our new credit facility. These costs have been borne by Pride and will not be charged to us. To the extent additional one-time costs are incurred by us in connection with the separation, they will be our direct responsibility.

Our unaudited financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position for the interim period presented. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 which are included in Seahawk’s Registration Statement on Form 10 which was declared effective on August 12, 2009.

In the notes to the unaudited financial statements, all dollar and share amounts, other than per share amounts, in tabulations are in millions of dollars and shares, respectively, unless otherwise noted.

NOTE 2.  SEPARATION FROM PRIDE

Before our separation from Pride, we entered into a Master Separation Agreement and several other agreements with Pride to effect the separation and distribution of our common stock to Pride stockholders and provide a framework for our relationships with Pride. These agreements govern the relationships between Seahawk and Pride subsequent to the completion of the spin-off and provide for the allocation between Seahawk and Pride of Pride’s assets, liabilities and obligations attributable to periods prior to the spin-off. We cannot assure that these agreements are on terms as favorable to us as agreements with unaffiliated third parties.

Master Separation Agreement

The Master Separation Agreement between us and Pride governs the spin-off of Pride’s mat-supported jackup rig business, the subsequent distribution of our shares to Pride stockholders and other matters related to Pride’s relationship with us. Under the Master Separation Agreement, we generally release Pride and its affiliates, agents, successors and assigns, and

Seahawk Drilling, Inc.

(Formerly known as Pride SpinCo, Inc.)

Notes to Unaudited Balance Sheets (continued)

Pride generally releases us and our affiliates, agents, successors and assigns, from any liabilities between us or our subsidiaries on the one hand, and Pride or its subsidiaries on the other hand, arising from acts or events occurring on or before the spin-off, including acts or events occurring in connection with the separation or distribution. Under the terms of the Master Separation Agreement, we are generally not permitted to own or operate any rig with a water depth rating of more than 500 feet, subject to certain exceptions. These provisions will remain in effect until August 24, 2012.

Tax Sharing Agreement

Under the Tax Sharing Agreement, for tax periods (or portions thereof):

•

ending prior to January 1, 2009, we are responsible for paying all United States federal, state, local and foreign income taxes that are attributable to Pride’s operations in the Gulf of Mexico and our and our predecessor’s operations wherever conducted (other than income taxes associated with certain deepwater drilling services contracts), and Pride is responsible for paying all United States federal, state, local and foreign income taxes that are attributable to Pride’s other businesses;

•

beginning on or after January 1, 2009, and ending on or prior to the Spin-off Date, we are responsible for paying all United States federal, state, local and foreign income taxes that are attributable to the mat-supported jackup rig business, and Pride is responsible for paying all United States federal, state, local and foreign income taxes that are attributable to Pride’s businesses other than the mat-supported jackup rig business; and

•	beginning after the Spin-off Date, we are responsible for paying all United States federal, state, local and foreign income taxes that are attributable to us and our subsidiaries.

Generally, we must reimburse Pride, and Pride must reimburse us, for the use by one party of tax benefits allocated (under rules consistent with how taxes are allocated) to the other party. However, we have no obligation to reimburse Pride, and Pride has no obligation to reimburse us, for tax benefits arising in and used during tax periods beginning prior to the Spin-off Date, unless (i) such tax benefits result from a tax proceeding resolved after the Spin-off Date, and (ii) the use of such tax benefits does not reduce or defer the use of the other party’s other tax benefits or result in an increase in the other party’s taxes.

Tax Support Agreement

In 2006 and 2007, Pride received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Pursuant to local statutory requirements, Pride has provided bonds related to Seahawk entities in the amount of approximately 555 million Mexican pesos, or approximately $42 million as of June 30, 2009, to contest these assessments. In February 2009, Pride received additional tax assessments for the tax years 2003 and 2004 related to Seahawk entities in the amount of 1,045 million Mexican pesos, or approximately $79 million, and we have contested these assessments. These assessments contest our right to claim certain deductions in our tax returns for those years. We anticipate that bonds or other suitable collateral will be required no earlier than the fourth quarter of 2009 in connection with our challenge to these assessments, which collateral may include our five rigs that are not collateralized under the Revolving Credit Facility or other forms of security permissible by the Mexican tax authority.

Pursuant to the Tax Support Agreement between us and Pride, Pride has agreed to guarantee or indemnify the issuer of any such surety bonds or other collateral issued for our account in respect of Mexican tax assessments made prior to the Spin-off Date. Beginning on August 24, 2012, and on each subsequent anniversary thereafter, we will be required to provide substitute credit support for the portion of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds and pursuant to the Tax Support Agreement, Seahawk is required to pay Pride a fee based on the actual credit support provided.

Transition Services Agreement

Under the Transition Services Agreement, Pride provides us with specified support services during a transitional period of up to two years following the spin-off. Pride may provide specified accounting, treasury, hotline, human resources, information technology and systems and purchasing services and office and yard space access in exchange for agreed fees set forth in the Transition Services Agreement. We may generally terminate any or all of the services on 30 days advance notice, subject to payment of any increased or stranded costs associated with early termination.

Seahawk Drilling, Inc.

(Formerly known as Pride SpinCo, Inc.)

Notes to Unaudited Balance Sheets (continued)

The Pride Tennessee and Pride Wisconsin are two independent-leg jackup rigs owned by Pride. The current customer contracts applicable to these rigs are held by the Seahawk subsidiaries which originally entered into these contracts. Pursuant to an agreement we entered into with Pride, all benefits and risks of these customer contracts will be passed through to Pride until their completion, which occurred in August 2009 for the Pride Wisconsin and which we expect to occur in March 2010 for the Pride Tennessee. These contracts may be extended, renewed or replaced at Pride’s request.

Only in limited circumstances will Pride be liable to us with respect to the provision of services under the Transition Services Agreement.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

In preparing these financial statements, we have evaluated subsequent events through September 16, 2009, which is the date the financial statements are being issued.

Cash and Cash Equivalents

We consider all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

Income Taxes

The provision for income taxes has been computed as if Seahawk were a stand-alone entity and filed separate tax returns. We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the asset is recovered or the liability is settled. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At June 30, 2009, we had a deferred tax asset of $0.8 million related to the $2.2 million of separation costs that has been accrued and expensed by Seahawk which for income tax purposes may be amortized subsequent to the Spin-off Date. We have recognized a full valuation allowance for the entire amount of the deferred tax asset due to the uncertainty that we would realize a tax benefit from future amortization of these costs. Our ability to realize the benefit of our deferred tax asset requires that we achieve certain future earnings from an active trade or business such that we have sufficient taxable income to realize the tax benefit from the amortization of these accrued separation costs.

NOTE 4.  SUBSEQUENT EVENTS

Reorganization of Seahawk

As a result of a reorganization of entities under common control, effective August 4, 2009, Seahawk merged with Pride Spinco, Inc. and became the successor company operating the Gulf of Mexico Business of Pride International, Inc. The reorganization was recorded using the carryover basis of accounting. Simultaneously, Pride distributed to its affiliates the ownership and operations of two independent leg jackup rigs known as the Pride Tennessee and the Pride Wisconsin, and drilling services management contracts for the Thunderhorse, Mad Dog and Holstein rigs, which Pride retained after the spin-off of Seahawk. On the Spin-off Date, Pride contributed approximately $47.3 million in additional cash to Seahawk for working capital.

Seahawk Drilling, Inc.

(Formerly known as Pride SpinCo, Inc.)

Notes to Unaudited Balance Sheets (continued)

Execution of Agreements with Pride

Effective August 4, 2009, Seahawk and Pride executed the Master Separation Agreement, the Tax Sharing Agreement, and the Transition Services Agreement, consistent with the terms described in Note 2. In addition, effective August 4, 2009, Seahawk and Pride have also executed a Tax Support Agreement wherein Pride will provide credit support under circumstances specified therein necessary for us to contest existing tax assessments in Mexico related to the Gulf of Mexico Business of Pride International, Inc.

Adoption of Stock Plan and Grants

Effective August 4, 2009, Pride, as our sole stockholder, adopted the Seahawk 2009 Long-Term Incentive Plan (the “2009 Plan”) under which employees and directors are eligible for stock-based compensation awards, as selected by the Compensation Committee of the Seahawk Board of Directors.

The 2009 Plan provides for the granting or awarding of stock options, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and employees. The 2009 Plan allows for up to 1,505,928 shares of our common stock to be used for equity-based awards. In conjunction with our spin-off, in August 2009, the Compensation Committee of the Board of Directors authorized the issuance of 359,986 restricted stock units and 350,141 stock options pursuant to employment arrangements with certain officers and our 2009 Plan. In addition to these restricted stock units, we issued 176,365 restricted stock units to replace unvested Pride stock-based awards that were forfeited by former Pride employees who transferred to Seahawk.

Impairment of Property, Plant and Equipment

The recent economic downturn has resulted in us stacking additional rigs, and we may be required to stack more rigs or enter into lower dayrate contracts in response to current market conditions. Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges on certain of our rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. In conjunction with the spin-off, Pride conducted a fair value assessment, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of the mat-supported jackup rig fleet which constitutes Seahawk’s operating assets. This valuation was prepared under the guidelines established by SFAS 157, Fair Value Measurement. Pride’s valuation included three components: (1) valuations provided by an independent rig broker, (2) valuations provided by public independent financial research reports and (3) Pride’s discounted cash flow analysis. Pride then applied a weighted average to the three components to obtain a reasonable estimate of the fair market value of the rig fleet. Based on this preliminary valuation analysis, we estimate that these rigs have a fair market value that is approximately $28 - $32 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we estimate that we will record an impairment charge in the range of $28 - $32 million in the third quarter of 2009.

Secured Revolving Credit Facility

On August 4, 2009, we entered into a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of lenders (the “Lenders”) that matures on the second anniversary of the date on which we satisfy certain conditions to the initial funding. The Revolving Credit Facility has an initial facility amount of up to $36.0 million (the “Commitments”), subject to availability and a borrowing base, as defined. Up to $27.0 million of the Revolving Credit Facility will be available to issue letters of credit, and up to $36.0 million of the Revolving Credit Facility will be available for revolving credit loans. Seahawk may, on up to three occasions for up to one year, increase the total Commitments to the Revolving Credit Facility amount by adding one or more banks, financial institutions or other lender parties as lenders or by allowing one or more of the Lenders to increase their respective Commitments. Total Commitments cannot exceed an amount equal to $50.0 million. Loans made under the Revolving Credit Facility may be used by Seahawk only to fund reactivation capital expenditures and for related working capital purposes and letters of credit issued under the Revolving Credit Facility may be used by Seahawk for general corporate purposes, including the backstop of surety bonds. Letters of credit issued to backstop surety bonds related to Mexican tax assessments are limited to 20% of the total Commitment amount. The facility is secured by 15 of our rigs and substantially all of our other assets, including our accounts receivables, spare parts and certain cash and cash equivalents.

Interest on the Revolving Credit Facility is calculated based on outstanding loans and letters of credit as well as commitment fees for any unused portion of the Revolving Credit Facility. Amounts drawn on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a 4.5% margin or the adjusted base rate, plus margin, as defined in the agreement.

Seahawk Drilling, Inc.

(Formerly known as Pride SpinCo, Inc.)

Notes to Unaudited Balance Sheets (continued)

The Company shall pay a per annum letter of credit fee equal to the applicable LIBOR Margin. Commitment fees for the unused portion of the Revolving Credit Facility shall be 150 basis points per annum on the average daily unused portion of the Revolving Credit Facility. Under the Master Separation Agreement, Pride is responsible for certain transaction costs related to this facility.

The Revolving Credit Facility contains a number of covenants restricting, among other things, investments; payment of dividends; indebtedness; liens; guarantee obligations; mergers, consolidations, liquidations and dissolutions; sales of assets; leases; dividends and other payments and distributions in respect of capital stock and subordinated debt; capital expenditures; investments, loans and advances; transactions with affiliates; sale and leasebacks; changes in fiscal year; negative pledge clauses; changes in lines of business; and speculative hedging. The Revolving Credit Facility also requires us to maintain certain minimum ratios with respect to our financial condition, including current assets to current liabilities; liquidation value of the collateralized rigs; tangible net worth; and adjusted earnings before interest, taxes, depreciation and amortization to fixed charges.

Gulf of Mexico Business of Pride International, Inc.

Combined Balance Sheets

(Dollar amounts in millions)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$41.1
Trade receivables, net	53.8	83.3
Deferred income taxes	1.0	1.0
Due from Pride	19.9	-
Prepaid expenses and other current assets	48.0	62.4

Total current assets	140.8	187.8
Property and equipment, net	596.1	612.0
Goodwill	1.2	1.2
Other assets	3.7	4.4

Total assets	$741.8	$805.4

LIABILITIES AND NET PARENT FUNDING

Current liabilities:
Accounts payable	$12.9	$18.7
Due to Pride	10.3	-
Accrued expenses and other current liabilities	69.9	84.6
Income taxes payable	1.2	2.5

Total current liabilities	94.3	105.8
Other long-term liabilities	5.4	3.6
Deferred income taxes	137.7	144.4

Total liabilities	237.4	253.8
Net parent funding	504.4	551.6

Total liabilities and net parent funding	$741.8	$805.4

The accompanying notes are an integral part of the combined financial statements.

Gulf of Mexico Business of Pride International, Inc.

Combined Statements of Operations

(Dollar amounts in millions)

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$76.5	$172.0
Costs and expenses:
Operating costs, excluding depreciation and amortization	66.8	79.3
Depreciation and amortization	16.3	15.8
General and administrative, excluding depreciation and amortization	4.8	5.9
(Gain) loss on sales of assets, net	0.1	0.1

Earnings (loss) from operations	(11.5)	70.9
Other income (expense), net	0.7	0.2

Income (loss) before income taxes	(10.8)	71.1
Income tax expense (benefit)	(2.0)	25.1

Income (loss) from continuing operations, net of tax	(8.8)	46.0
Income (loss) from discontinued operations, net of tax	0.3	14.0

Net income (loss)	$(8.5)	$60.0

The accompanying notes are an integral part of the combined financial statements.

Gulf of Mexico Business of Pride International, Inc.

Combined Statements of Operations

(Dollar amounts in millions)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$192.2	$365.7
Costs and expenses:
Operating costs, excluding depreciation and amortization	141.3	178.1
Depreciation and amortization	31.9	31.8
General and administrative, excluding depreciation and amortization	10.6	12.5
(Gain) loss on sales of assets, net	0.2	-

Earnings (loss) from operations	8.2	143.3
Other income (expense), net	1.4	0.6

Income before income taxes	9.6	143.9
Income tax expense (benefit)	5.4	50.6

Income (loss) from continuing operations, net of tax	4.2	93.3
Income (loss) from discontinued operations, net of tax	3.1	17.6

Net income (loss)	$7.3	$110.9

The accompanying notes are an integral part of the combined financial statements.

Gulf of Mexico Business of Pride International, Inc.

Combined Statements of Cash Flows

(Dollar amounts in millions)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$7.3	$110.9
Adjustments to reconcile net income to net cash from continuing operations:
(Income) loss from discontinued operations	(3.1)	(17.6)
Depreciation and amortization	31.9	31.8
(Gain) loss on sale of assets	0.2	-
Deferred income taxes	(6.8)	(12.1)
Changes in assets and liabilities:
Trade receivables	29.5	(27.5)
Prepaid expenses and other current assets	(23.6)	6.9
Other assets	(0.1)	-
Accounts payable	(6.7)	6.1
Accrued expenses	5.1	(1.7)
Income taxes payable	(1.3)	0.9
Other liabilities	1.8	(0.4)
Increase (decrease) in deferred revenue	(4.6)	(14.1)
Decrease (increase) in deferred expense	5.1	7.8
Insurance proceeds from Pride Wyoming salvage operations	13.9	-

Net cash from operating activities - continuing operations	48.6	91.0
Net cash from (used in) operating activities - discontinued operations	(1.9)	1.0

Net cash flows from operating activities	46.7	92.0
Cash flows from investing activities:
Purchases of property and equipment	(16.4)	(28.7)
Proceeds from dispositions of property and equipment	-	0.2

Net cash used in investing activities - continuing operations	(16.4)	(28.5)
Net cash from investing activities - discontinued operations	0.1	63.6

Net cash flows from (used in) investing activities	(16.3)	35.1
Cash flows from financing activities:
Net change in net parent funding	(55.2)	(80.1)

Net cash used in financing activities - continuing operations	(55.2)	(80.1)
Net cash from (used in) financing activities - discontinued operations	1.8	(64.6)

Net cash flows used in financing activities	(53.4)	(144.7)
Increase (decrease) in cash and cash equivalents	(23.0)	(17.6)
Cash and cash equivalents, beginning of period	41.1	24.6

Cash and cash equivalents, end of period	$18.1	$7.0

The accompanying notes are an integral part of the combined financial statements.

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements

NOTE 1.  NATURE OF BUSINESS AND PRINCIPLES OF COMBINATION

The Gulf of Mexico Business (“we”, “our”, “us” or “GOM”) of Pride International, Inc. (“Pride”) provides shallow water drilling services in the U.S. Gulf of Mexico and offshore Mexico. The accompanying financial statements have been prepared in anticipation of the separation of GOM from Pride.

Historically, financial statements have not been prepared for GOM, as it was not operated as a separate business. These financial statements reflect the combined financial position and the related results of operations, cash flows, and net parent funding in a manner consistent with how Pride managed the business and as though GOM had been a stand-alone company for all periods presented. As a result, the financial statements include all offshore rigs operating in the Gulf of Mexico, and through April 2008, rig management services provided for three deepwater drilling rigs owned by a third party. The combined financial statements include the accounts of GOM and have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements have been prepared using Pride’s historical basis in the assets and liabilities of GOM and the historical results of operations relating to GOM. All significant intercompany transactions and balances within GOM have been eliminated in preparing the combined accounts. The combined financial statements of GOM have been prepared from the separate records maintained by Pride and may not necessarily be indicative of the conditions that would have existed or the results of operations if GOM had operated as a stand-alone entity.

Because GOM has operated within Pride’s corporate cash management program for all periods, funding requirements and related transactions between GOM, on one hand, and Pride and its other affiliates, on the other hand, have been summarized and reflected on the balance sheet as net parent funding without regard to whether the funding represents a receivable, liability or equity. Effective June 1, 2009, we ceased being part of Pride’s corporate cash management based on terms of our separation from Pride and any transactions with Pride are to be cash settled in the ordinary course of business. At June 30, 2009, we had total amounts due from Pride of $19.9 million and total amounts due to Pride of $10.3 million. Transactions between GOM and Pride and its affiliates which are not included in GOM have been identified as related party transactions. It is possible that the terms of the transactions with other divisions of Pride are not the same as those that would result from transactions among unrelated parties. Additionally, the combined financial statements for GOM include allocations of costs for certain support functions (see Note 6). In the opinion of Seahawk’s management, all adjustments have been reflected that are necessary for a fair presentation of the combined financial statements.

In May 2008, Pride completed the sale of our platform rig operations. The results of operations, for all periods presented, of the assets disposed of in this transaction have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only (see Note 3).

Our unaudited combined financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited combined financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited combined financial statements should be read in conjunction with our audited combined financial statements and notes thereto for the year ended December 31, 2008 which are included in Seahawk’s Registration Statement on Form 10, as amended, which was declared effective on August 12, 2009. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

In the notes to the unaudited combined financial statements, all dollar and share amounts, other than per share amounts, in tabulations are in millions of dollars and shares, respectively, unless otherwise noted.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements (continued)

Subsequent Events

In preparing these financial statements, we have evaluated subsequent events through September 16, 2009, which is the date the financial statements are being issued.

Conditions Affecting Ongoing Operations

Our current business and operations are substantially dependent upon conditions in the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and natural gas companies. The demand for contract drilling and related services is influenced by, among other things, oil and natural gas prices, expectations about future prices, the cost of producing and delivering oil and natural gas, government regulations and local and international political and economic conditions. There can be no assurance that current levels of exploration and production expenditures of oil and natural gas companies will be maintained or that demand for our services will reflect the level of such activities.

Property and Equipment

Property and equipment comprise a significant amount of our total assets. We determine the carrying value of these assets based on property and equipment policies that incorporate our estimates, assumptions and judgments relative to the carrying value, remaining useful lives and salvage value of our rigs and other assets.

We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets, and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates and costs. The use of different estimates and assumptions could result in materially different carrying values of our assets and could materially affect our results of operations.

The recent economic downturn has resulted in us stacking additional rigs, and we may be required to stack more rigs or enter into lower dayrate contracts in response to current market conditions. Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges on certain of our rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. In conjunction with the spin-off, Pride conducted a fair value assessment, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of the mat-supported jackup rig fleet which constitutes Seahawk’s operating assets. This valuation was prepared under the guidelines established by SFAS 157, Fair Value Measurement (“SFAS 157”). Pride’s valuation included three components: (1) valuations provided by an independent rig broker, (2) valuations provided by public independent financial research reports and (3) Pride’s discounted cash flow analysis. Pride then applied a weighted average to the three components to obtain a reasonable estimate of the fair market value of the rig fleet. Based on this preliminary valuation analysis, we estimate that these rigs have a fair market value that is approximately $28 - $32 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we estimate that we will record an impairment charge in the range of $28 - $32 million in the third quarter of 2009.

Goodwill

Goodwill is not amortized. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Goodwill impairment evaluations are, by nature, highly subjective. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of the reporting units with its carrying amount (including goodwill). If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s goodwill carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Fair value is estimated using discounted cash flows of the reporting unit and other market-related valuation models, including earnings multiples and comparable asset market values. In making an assessment of fair value, we rely on current and past experience concerning our industry cycles which historically have proven to be extremely volatile. In addition, we make future assumptions based on a number of factors including future operating performance, as discussed above in Property and

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements (continued)

Equipment, expected economic conditions and actions we expect to take. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

We performed an annual impairment assessment as of December 31, 2008, which indicated that goodwill was not impaired as of that date. However, due to the continued decline in dayrates and utilization for the mat-supported jackup rigs during the first six months of 2009, an interim analysis was performed as of June 30, 2009. Based on this analysis, it was determined that no impairment of goodwill was required. Subsequent to the spin-off, our market capitalization will provide additional fair value information to be utilized in evaluating the recoverability of our goodwill which may impact our goodwill impairment analysis methodology and assessment in subsequent periods, including at September 30, 2009. SFAS 157 indicates that quoted market prices in active markets are the best evidence of fair value.

Fair Value Accounting

On January 1, 2008, we adopted, without any impact on our combined financial statements, the provisions of SFAS 157.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis at least annually. On January 1, 2009, we adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of FSP 157-2 did not have a material effect on our combined financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. We adopted the new disclosure requirements in our second quarter 2009 financial statements with no material impact on our combined financial statements.

Accounting Pronouncements

On January 1, 2009, we adopted the provisions of SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of ways. Under SFAS 141(R), acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which is an amendment of Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS 160 on January 1, 2009, but its adoption did not have a material impact on our combined financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”) which establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS 165 effective April 1, 2009, with no material impact on our combined financial statements.

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be combined. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This statement will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This statement will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We will adopt this statement effective January 1, 2010, and we do not expect the adoption to have a material impact on our combined financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 3.  DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For the disposition of any asset group accounted for as discontinued operations under SFAS 144, we have reclassified the results of operations as discontinued operations for all periods presented. Such reclassifications had no effect on our net income or net parent funding.

Sale of Platform Rig Operations. In May 2008, we sold our entire fleet of platform rigs and related land, buildings and equipment for $66 million in cash. In connection with the sale, we entered into an agreement with the buyer to operate two platform rigs until their existing contracts are completed. In March 2009, the contract for one of these rigs was canceled, and the remaining deferred gain of $2.8 million related to the sale of the rig was recognized. The rig was subsequently transitioned to the buyer at the beginning of April 2009.

A contract extension was granted in April 2009 for the remaining rig, and we will continue to operate that rig until this current contract is completed, which is expected to occur in the third quarter of 2009. The contract extension requires us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retain. Management of drilling service is part of our continuing operations, and the revenues and cost of revenues associated with this management agreement are included in our income from continuing operations.

The following tables present selected information regard the results of our discontinued operations.

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements (continued)

	Three Months Ended June 30,
	2009	2008
	(In millions)

Revenues	$0.8	$16.2

Income (loss) before taxes, excluding gain on disposal	(0.1)	3.4
Income tax (expense) benefit	-	(1.2)
Gain on disposal of assets, net of tax	0.4	11.8

Income (loss) from discontinued operations	$0.3	$14.0

	Six Months Ended June 30,
	2009	2008
	(In millions)

Revenues	$7.9	$38.8

Income (loss) before taxes, excluding gain on disposal	(0.2)	9.1
Income tax (expense) benefit	0.1	(3.2)
Gain on disposal of assets, net of tax	3.2	11.7

Income (loss) from discontinued operations	$3.1	$17.6

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(In millions)

Rigs and rig equipment	$1,094.8	$1,080.2
Transportation equipment	1.5	1.5
Buildings	-	0.2
Construction-in-progress	7.7	7.4
Other	1.3	0.9

Property and equipment, cost	1,105.3	1,090.2
Accumulated depreciation and amortization	(509.2)	(478.2)

Property and equipment, net	$596.1	$612.0

NOTE 5.  INCOME TAXES

Income tax expense was $5.4 million on income from continuing operations before income tax expense of $9.6 million during the six months ended June 30, 2009 compared to $50.6 million on income from continuing operations before income tax expense of $143.9 million for the six months ended June 30, 2008. The effective tax rate increased to 56.3% in the current period from 35.2% in the comparable period. The increase in the effective tax rate reflects the impact of additional tax expense due to a change in an estimate of an uncertain tax position which is magnified by the lower income from continuing operations before income tax expense.

In 2006 and 2007, Pride received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Pursuant to local statutory requirements, Pride has provided bonds in the amount of approximately 560 million Mexican pesos, or approximately $43 million as of June 30, 2009, to contest these assessments. In February 2009, we received additional tax assessments for the tax years 2003 and 2004 in the amount of 1,097 million Mexican pesos, or approximately $83 million, and we have contested these assessments. These assessments contest our right to claim certain deductions in our tax returns for those years. We anticipate that bonds or other suitable collateral will be required no earlier than the fourth quarter of 2009 in connection with our challenge to these assessments. We anticipate that the Mexican government will make

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements (continued)

additional assessments contesting similar deductions for other tax years. If the Mexican tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of future tax assessments (inclusive of related penalties and interest) could be approximately $100 million as of June 30, 2009. In addition, we recently received an unrelated observation letter from the Mexican government for another tax period that could ultimately result in additional assessments. While we intend to contest these assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years. Additional security will be required to be provided to the extent future assessments are contested, which security may include our five rigs that are not collateralized under the Seahawk Revolving Credit Facility or other forms of security permissible by the Mexican tax authority.

Pursuant to the Tax Support Agreement between us and Pride, Pride has agreed to guarantee or indemnify the issuer of any such surety bonds or other collateral issued for our account in respect of Mexican tax assessments made prior to the Spin-off Date. Beginning on August 24, 2012, and on each subsequent anniversary thereafter, we will be required to provide substitute credit support for the portion of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds and pursuant to the Tax Support Agreement, Seahawk is required to pay Pride a fee based on the actual credit support provided.

NOTE 6.  RELATED PARTY TRANSACTIONS

GOM has an extensive and ongoing relationship with Pride and its affiliates. The following summarizes our related party transactions for three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(In millions)

Operating expenses:
Direct charges from Pride affiliates	$10.6	$10.8
Allocated Pride Corporate expenses	$1.9	$4.0
General and administrative expenses:
Allocated Pride Corporate expenses	$4.8	$5.9

	Six Months Ended June 30,
	2009	2008
	(In millions)

Operating expenses:
Direct charges from Pride affiliates	$21.3	$21.4
Allocated Pride Corporate expenses	$6.0	$9.9
General and administrative expenses:
Allocated Pride Corporate expenses	$10.6	$12.5

Pride carries out purchasing services on behalf of GOM for materials, supplies, maintenance and other items. There is no mark-up on these items, as the costs are included in the Pride Corporate allocations.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Pride’s Foreign Corrupt Practices Act Investigation

The Audit Committee of Pride’s Board of Directors, through independent outside counsel, has undertaken an investigation of potential violations of the United States Foreign Corrupt Practices Act (“FCPA”) in several of its international operations. With respect to the Mexico operations included in these combined financial statements, this investigation has found evidence suggesting that payments, which may violate the FCPA, were made to government officials in Mexico aggregating less than $150,000. The evidence to date regarding these payments suggests that payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements (continued)

improper entertainment of government officials in Mexico. Pride has voluntarily disclosed information found in the investigation to the Department of Justice (“DOJ”) and the SEC. We have been informed by Pride that it is continuing to cooperate with these authorities as the investigation and FCPA compliance reviews continue.

If violations of the FCPA occurred, we could be liable for or subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 per violation, and a company that knowingly commits a violation can be fined up to $25 million per violation. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions of these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA. Pursuant to the Master Separation Agreement, we are responsible for any liabilities, costs or expenses related to, arising out of or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions), except that we will not be responsible for any fine, penalty or profit disgorgement payable to the United States government in excess of $1 million, and we will not be allocated any fees or expenses of third party advisors retained by Pride. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for our company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

We could also face fines, sanctions, and other penalties from authorities in Mexico, including prohibition of our participating in or curtailment of business operations and/or the seizure of rigs or other assets. Our customer in Mexico could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees, and to access the capital markets.

Pride has commenced discussions with the DOJ and SEC regarding a negotiated resolution for these matters, which could be settled during 2009. No amounts have been accrued related to any potential fines, sanctions or other penalties, which could be material individually or in the aggregate, but an accrual could be made as early as the third quarter of 2009. We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our combined financial statements or on our business, except that our responsibility for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million as described above.

Litigation

We are routinely involved in litigation, claims and disputes incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of our recorded accruals could have a material adverse effect on our financial position, results of operations or cash flows.

Loss of Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. The rig had a net book value of approximately $14 million and was insured for $45 million. We have collected $25 million through June 2009 for the insured value of the rig. We expect to incur costs of approximately $53 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned by third parties. These costs for removal of the wreckage and salvage operations in excess of a $1 million retention are expected to be covered by Pride’s insurance. Under the Master Separation Agreement with Pride, at our option, Pride will finance, on a revolving basis, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. We are permitted to incur up to $10 million of such debt to Pride under our Revolving Credit Facility. We will be responsible for payment of the $2.5 million in premium payments for a removal of wreckage claim and for any costs not covered by Pride’s insurance. Initial removal and salvage operations for the Pride Wyoming began in the fourth quarter of 2008 but were suspended due to weather conditions. These operations resumed in May 2009. As of June 30, 2009 we have incurred expenditures of $16.9 million for the salvage operations and we have received $13.9 million in insurance proceeds.

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements (continued)

Four owners of facilities in the Gulf of Mexico on which parts of the Pride Wyoming settled or may have settled have requested that Pride pay for all costs, expenses and other losses associated with the damage, including loss of revenue. These owners have claimed damages of $148 million in the aggregate. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride has retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance.

NOTE 8.  SEGMENT AND ENTERPRISE-RELATED INFORMATION

As a part of Pride, GOM historically has not operated on a stand-alone basis. We provide offshore contract drilling services to oil and gas production and development companies in the Gulf of Mexico. We manage our operations based upon the geographic location of where the services are performed. We have two reportable segments: U.S. Gulf of Mexico and Mexico.

The accounting policies for our segments are the same as those described in Note 2. We evaluate the performance of our business units based on earnings from operations. Summarized financial information for GOM by segment is shown in the following table for the three months and six months ended June 30, 2009 and 2008:

	U.S.	Mexico	Total
	(In millions)
Three Months Ended June 30, 2009
Revenues	$17.7	$58.8	$76.5
Earnings (loss) from operations	$(16.6)	$5.1	$(11.5)
Total assets	$351.5	$390.3	$741.8
Capital expenditures	$6.3	$2.4	$8.7
Depreciation and amortization	$5.7	$10.6	$16.3

Three Months Ended June 30, 2008
Revenues	$56.0	$116.0	$172.0
Earnings (loss) from operations	$12.3	$58.6	$70.9
Total assets	$243.0	$584.3	$827.3
Capital expenditures	$0.8	$5.7	$6.5
Depreciation and amortization	$5.8	$10.0	$15.8

	U.S.	Mexico	Total
	(In millions)
Six Months Ended June 30, 2009
Revenues	$58.7	$133.5	$192.2
Earnings (loss) from operations	$(20.5)	$28.7	$8.2
Total assets	$351.5	$390.3	$741.8
Capital expenditures	$12.4	$4.0	$16.4
Depreciation and amortization	$11.2	$20.7	$31.9

Six Months Ended June 30, 2008
Revenues	$124.1	$241.6	$365.7
Earnings (loss) from operations	$21.9	$121.4	$143.3
Total assets	$243.0	$584.3	$827.3
Capital expenditures	$14.2	$14.5	$28.7
Depreciation and amortization	$11.7	$20.1	$31.8

Gulf of Mexico Business of Pride International, Inc.

Notes to Unaudited Combined Financial Statements (continued)

All of our revenues and earnings from operations in Mexico are derived from Pemex Exploración y Producción (“PEMEX”). PEMEX accounts for 77% and 67% of our combined revenues for the three month periods ended June 30, 2009 and 2008, respectively. PEMEX accounts for 69% and 66% of our combined revenues for the six month periods ended June 30, 2009 and 2008, respectively. We are exposed to the risk of changes in social, political and economic conditions in Mexico. Policy changes by PEMEX or the Mexican government could also adversely affect our financial condition and results of operations. PEMEX has indicated a shifting focus toward geologic prospects to deeper water and therefore an increased emphasis on rigs with a water depth rating of 250 feet or greater. As PEMEX changes its focus toward new field exploration and development prospects that increasingly require the use of rigs with greater water depth capability, we believe demand in Mexico for our ten rigs with water depth ratings of 200 feet or less is likely to decline.

From the beginning of 2008 through June 2009, we relocated five of our eleven mat-supported jackup rigs located in Mexico back to the United States where three of these units are stacked and two remain available. Of our six remaining mat-supported jackup rigs in Mexico, four were operating under PEMEX contracts that expire between August and October 2009 and two were available as of June 30, 2009. The two available units, the Seahawk 2005 (formerly the Pride Nebraska) and the Seahawk 2001 (formerly the Pride Arkansas), have been relocated to the U.S. Gulf of Mexico during the third quarter of 2009. Also during the third quarter of 2009, the contract for the Seahawk 2505 (formerly the Pride Oklahoma) expired, and the rig is currently idle in Mexico. In August 2009, the contract for the Seahawk 2503 (formerly the Pride Louisiana) expired, and the rig was relocated to the U.S. Gulf of Mexico.

NOTE 9.  OTHER SUPPLEMENTAL INFORMATION

Prepaid expenses and other current assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In millions)

Deferred mobilization and inspection costs	$3.3	$7.5
Prepaid expenses	3.9	4.6
Insurance receivables	40.4	49.8
Other	0.4	0.5

Total	$48.0	$62.4

Supplemental cash flows and non-cash transactions were as follows:

	Six Months Ended June 30,
	2009	2008
Cash paid during the year for:
Income taxes - U.S., net	$-	$0.2
Income taxes - foreign, net	$16.7	$24.4
Change in capital expenditures in accounts payable	$0.8	$(12.4)

UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

The following unaudited pro forma combined balance sheet as of June 30, 2009 and the unaudited pro forma combined statements of operations for the six months ended June 30, 2009 and 2008 are based on the historical combined financial statements of the Gulf of Mexico Business (“GOM”) of Pride International, Inc. The operations of our Gulf of Mexico platform rigs that were sold in May 2008 have been reclassified to discontinued operations and are not included in income from continuing operations. This unaudited pro forma combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and the accompanying combined financial statements of the GOM and the notes to those statements included elsewhere herein.

Our unaudited pro forma combined statements of operations for the six months ended June 30, 2009 and 2008 include adjustments to give effect to the deemed transfer of certain assets and operations that will not be held by Seahawk as if such transfers occurred on January 1, 2008. The unaudited pro forma combined balance sheet information includes adjustments to give effect to the deemed transfer of certain assets and operations that will not be held by Seahawk as if such transfers occurred on June 30, 2009.

The unaudited pro forma combined statements of operations and balance sheet give effect to the following:

•

The elimination of operations related to our drilling services management contracts for the Thunderhorse, Mad Dog and Holstein rigs, all of which were managed by the GOM until April 2008 but have been retained by Pride.

•	The elimination of operations related to two independent leg jackup rigs, the Pride Tennessee and Pride Wisconsin, which were managed by the GOM but have been retained by Pride.

•	The tax effect of the aforementioned adjustments using the applicable tax rate.

The unaudited pro forma, as adjusted combined statements of operations and balance sheet are further adjusted to give effect to the following transactions relating to the spin-off of Seahawk to Pride stockholders:

•

The issuance by us to Pride, in connection with certain transactions relating to the spin-off, of 11,584,066 shares of our common stock, and the distribution of such shares to the holders of Pride common stock.

•

A cash contribution by Pride to Seahawk to achieve the targeted working capital (defined as total current assets less total current liabilities) of $85.0 million as set forth in the Master Separation Agreement, as though the working capital adjustment were effected at June 30, 2009.

•	The transfer by Pride to Seahawk of certain capital spares under the Master Separation Agreement.

•	The effect of certain alternative minimum tax credits as well as foreign tax credits generated by Seahawk’s business to which Seahawk will be entitled after the spin-off.

The pro forma combined balance sheet does not reflect contingent obligations relating to tax assessments from the Mexican government. There are no differences between the pro forma statement of operations and the pro forma, as adjusted statement of operations, except with respect to earnings per share. To avoid redundancy, only the pro forma, as adjusted statement of operations is presented below.

The unaudited pro forma combined financial information set forth below is based upon available information and assumptions that we believe are reasonable. The information has been prepared on a combined basis using the historical results of operations and bases of assets and liabilities of Pride and includes allocations of expenses from Pride to us. The costs to operate our business as an independent public entity may exceed the historical allocations of expenses related to areas that include, but are not limited to, litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate compliance matters, insurance and claims management and the related cost of insurance, as well as general overall purchasing power. These possible increased costs are not included in the unaudited pro forma combined financial information as their impact on our results of operations cannot be reasonably estimated. The unaudited pro forma combined financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our financial condition or results of operations would have been had the spin-off occurred on the dates indicated. The unaudited pro forma combined financial information also should not be considered representative of our future financial condition or results of operations.

Unaudited Pro Forma Combined Balance Sheet

(Dollar amounts in millions)

As of June 30, 2009

	GOM Business	Assets/ Liabilities Retained by Pride		Seahawk Pro Forma	Adjustments for Spin-off		Seahawk Pro Forma as Adjusted

ASSETS
Current assets:
Cash and cash equivalents	$18.1	$0.1	(a)	$18.0	$47.3	(b)	$65.3
Trade receivables, net	53.8	14.0	(a)	39.8	-		39.8
Deferred income taxes	1.0	-		1.0	-		1.0
Due from Pride	19.9	-		19.9	-		19.9
Prepaid expenses and other current assets	48.0	0.4	(a)	47.6	0.1	(c)	47.7

Total current assets	140.8	14.5		126.3	47.4		173.7
Property and equipment, net	596.1	78.9	(a)	517.2	(18.7)	(d) (e)	498.5
Goodwill	1.2	-		1.2	-		1.2
Other assets	3.7	0.2	(a)	3.5	-		3.5

Total assets	$741.8	$93.6		$648.2	$28.7		$676.9

LIABILITIES AND NET PARENT FUNDING/STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12.9	$0.3	(a)	$12.6	$2.3	(f)	$14.9
Due to Pride	10.3	-		10.3	-		10.3
Accrued expenses and other current liabilities	69.9	0.3	(a)	69.6	-		69.6
Income taxes payable	1.2	-		1.2	-		1.2

Total current liabilities	94.3	0.6		93.7	2.3		96.0
Other long-term liabilities	5.4	-		5.4	-		5.4
Deferred income taxes	137.7	18.1	(a)	119.6	(43.2)	(g)	76.4

Total liabilities	237.4	18.7		218.7	(40.9)		177.8
Net parent funding/Stockholders’ equity:
Preferred stock	-	-		-	-		-
Common stock	-	-		-	0.1	(h)	0.1
Net parent funding/stockholders’ equity	504.4	74.9		429.5	(429.5)	(h)	-
Paid-in capital	-	-		-	499.0	(h)	499.0

Total net parent funding/stockholders’ equity	504.4	74.9		429.5	69.6		499.1

Total liabilities and net parent funding/ stockholders’ equity	$741.8	$93.6		$648.2	$28.7		$676.9

The accompanying notes are an integral part of the unaudited pro forma combined financial statements.

Unaudited Pro Forma Combined Statement of Operations

(Dollar amounts in millions, except share and per share amounts)

For the Six Months Ended June 30, 2009

	GOM Business	Operations Retained by Pride		Seahawk Pro Forma as Adjusted

Revenue	$192.2	$42.6	(i)	$149.6
Operating costs, excluding depreciation and amortization	141.3	17.4	(i)	123.9
Depreciation and amortization	31.9	2.7	(i)	29.2
General and administrative, excluding depreciation and amortization	10.6	1.3	(i)	9.3
(Gain) loss on sales of fixed assets	0.2	-		0.2

Earnings (loss) from operations	8.2	21.2		(13.0)
Other income and (expense), net	1.4	-		1.4

Income (loss) from continuing operations before income tax expense	9.6	21.2		(11.6)
Income tax expense (benefit)	5.4	7.6	(j)	(2.2)

Income (loss) from continuing operations, net of tax	$4.2	$13.6		$(9.4)

Pro forma earnings per share:
Basic				$(0.82)	(k)
Diluted				$(0.82)	(l)
Weighted average shares used in calculating earnings per share:
Basic				11,584,066	(k)
Diluted				11,584,066	(l)

The accompanying notes are an integral part of the unaudited pro forma combined financial statements.

Unaudited Pro Forma Combined Statement of Operations

(Dollar amounts in millions, except share and per share amounts)

For the Six Months Ended June 30, 2008

	GOM Business	Operations Retained by Pride		Seahawk Pro Forma as Adjusted

Revenue	$365.7	$71.9	(i)	$293.8
Operating costs, excluding depreciation and amortization	178.1	26.6	(i)	151.5
Depreciation and amortization	31.8	2.9	(i)	28.9
General and administrative, excluding depreciation and amortization	12.5	1.6	(i)	10.9

Earnings (loss) from operations	143.3	40.8		102.5
Other income and (expense), net	0.6	-		0.6

Income (loss) from continuing operations before income tax expense	143.9	40.8		103.1
Income tax expense (benefit)	50.6	14.3	(j)	36.3

Income (loss) from continuing operations, net of tax	$93.3	$26.5		$66.8

Pro forma earnings per share:
Basic				$5.76	(k)
Diluted				$5.76	(l)
Weighted average shares used in calculating earnings per share:
Basic				11,584,066	(k)
Diluted				11,584,066	(l)

The accompanying notes are an integral part of the unaudited pro forma combined financial statements.

Notes to Unaudited Pro Forma Combined Financial Statements

Effective as of the Spin-off Date, Seahawk held selected assets, selected liabilities and parent funding as reported related to its mat-supported jackup rig business. The amounts of the assets and liabilities in the pro forma combined balance sheet have been based upon the unaudited June 30, 2009 carrying values.

Balance Sheet

(a) Reflects the assets and liabilities associated with the assets as described in note (i) that are not held by Seahawk after the Spin-off but are included in the historical combined results of operations of the GOM based upon management responsibility.

(b) Reflects the estimated cash contribution by Pride to Seahawk necessary to achieve the targeted working capital (defined as total current assets less total current liabilities, subject to adjustments for certain non-cash items) of $85 million as set forth in the Master Separation Agreement, as though the working capital adjustment were effected at June 30, 2009. The actual cash amount contributed at the date of distribution, which was approximately $47.3 million, was calculated by subtracting our working capital as of May 31, 2009 from the targeted working capital of $85 million.

(c) Reflects deferred financing charges associated with our Revolving Credit Facility that will be capitalized and amortized over the term of the loan agreement.

(d) Reflects $11.3 million of capital spares transferred by Pride to Seahawk under the Master Separation Agreement.

(e) In conjunction with the spin-off, Pride conducted a fair value assessment, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of the mat-supported jackup rig fleet which constitutes Seahawk’s operating assets. This valuation was prepared under the guidelines established by SFAS 157, Fair Value Measurement. Pride’s valuation included three components: (1) valuations provided by an independent rig broker, (2) valuations provided by public independent financial research reports and (3) Pride’s discounted cash flow analysis. Pride then applied a weighted average to the three components to obtain a reasonable estimate of the fair market value of the rig fleet. Based on this preliminary valuation analysis, we estimate that these rigs have a fair market value that is approximately $28 - $32 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we estimate that we will record an impairment charge in the range of $28 - $32 million in the third quarter of 2009, and we have selected the midpoint of $30.0 million here as a pro-forma adjustment.

(f) Reflects a $0.1 million deferred financing charge and certain non-recurring expenses of $2.2 million for Seahawk incurred in connection with our separation from Pride, which have been reflected in the unaudited pro forma, as adjusted combined balance sheet as of June 30, 2009.

(g) Reflects certain alternative minimum tax credits as well as foreign tax credits generated by Seahawk’s business to which Seahawk is entitled after the spin-off.

(h) Reflects the distribution of 11,584,066 shares of Seahawk common stock to holders of Pride common stock and the elimination of Pride’s investment in us in an amount equal to the aggregate par value of the shares of our common stock distributed in the spin-off, and the remainder to paid-in capital.

Statements of Operations

(i) Reflects revenues and related expenses associated with certain assets that are not held by Seahawk after the Spin-off but are included in the historical combined results of operations of the GOM based upon management responsibility. These assets include:

•

The Pride Tennessee and Pride Wisconsin, two independent-leg jackup rigs that are assets of Pride. The current customer contracts applicable to these rigs have remained with the Seahawk subsidiary that is party to such contracts. Pursuant to an agreement we entered into with Pride, all benefits and risks of these customer contracts will be passed through to Pride until their completion, which occurred in August 2009 for the Pride Wisconsin and which we expect to occur in March 2010 for the Pride Tennessee; and

Notes to Unaudited Pro Forma Combined Financial Statements (continued)

•

The deepwater drilling services management contracts for the Thunderhorse, Mad Dog and Holstein rigs that were performed by the GOM through April 2008 when management of such contracts was transferred to another Pride division and have remained with Pride after the spin-off.

(j) Reflects the income tax impact on adjustments described in (i) above using the applicable tax rate.

(k) The number of shares used to compute basic earnings per share is 11,584,066, which was the number of shares of Seahawk common stock outstanding on the distribution date, based on a distribution ratio of 1/15 of a share of Seahawk common stock for each share of Pride common stock outstanding.

(l) The number of shares used to compute diluted earnings per share is based on the number of shares of Seahawk common stock outstanding on the distribution date. Prior to the completion of this spin-off, there were no outstanding restricted stock awards or options to purchase shares of our common stock.

As described in (e) above, in conjunction with the spin-off, Pride conducted a fair value assessment of the mat-supported jackup rig fleet which constitutes Seahawk’s operating assets. Based on this preliminary valuation analysis, we estimate that these rigs have a fair market value that is approximately $28 - $32 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we estimate that we will record an impairment charge in the range of $28 - $32 million in the third quarter of 2009; however, it has not been reflected here as a pro-forma adjustment in the statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the combined financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes included elsewhere herein and “Selected Historical Combined Financial Information,” “Unaudited Pro Forma Combined Financial Information” and the combined financial statements and notes thereto, all included in our Registration Statement on Form 10 which was declared effective on August 12, 2009. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere herein and in our information statement. See “Forward-Looking Information” herein. Unless the context requires otherwise or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our,” “ours” and “us” refer to the Gulf of Mexico Business. The financial information for the Gulf of Mexico Business referred to below reflects the effects of, among other things, certain assets and operations that are not held by Seahawk. See “Unaudited Pro Forma Combined Financial Information” herein for a description of the assets of Pride that are not held by Seahawk but are reflected in the historical combined financial statements of the Gulf of Mexico Business.

The Company

We operate a jackup rig business that provides contract drilling services to the oil and natural gas exploration and production industry in the Gulf of Mexico. Our fleet of mobile offshore drilling rigs consists of 20 mat-supported jackup rigs that are capable of operating in maximum water depths of up to 300 feet and drilling to depths of up to 25,000 feet. We have one of the largest fleets of jackup rigs located in the Gulf of Mexico. We contract with our customers on a dayrate basis to provide rigs and drilling crews, and we are responsible for the payment of operating and maintenance expenses. Our customers primarily consist of various independent oil and natural gas producers, drilling service providers and Pemex Exploración y Producción (“PEMEX”), the national oil company in Mexico. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.

Separation from Pride

On August 4, 2009, the board of directors of Pride International, Inc. (“Pride”) approved a plan to separate Pride into two independent, publicly traded companies. The separation occurred through the distribution to Pride stockholders of all of the shares of common stock of Seahawk Drilling, Inc. (formerly known as Pride SpinCo, Inc.) (“Seahawk”), a former subsidiary of Pride that held, directly or indirectly, the assets and liabilities of Pride’s 20 mat-supported jackup rig business. On August 24, 2009 (the “Spin-off Date”), each Pride stockholder received 1/15 of a share of our common stock and preferred stock purchase rights, which are subject to our rights plan, for each share of Pride common stock held at the close of business on August 14, 2009, the record date. Immediately following the spin-off, Pride stockholders owned 100% of our common stock.

Historically, we have used the operating and corporate functions of Pride for a variety of services including engineering, training and quality control, environmental, health and safety, accounting, corporate finance, human resource management (such as payroll and benefit plan administration), information technology and communications, legal, purchasing and inventory management, risk management, tax and treasury. We were allocated operating expenses of $1.9 million and $6.0 million for the three months and six months ended June 30, 2009, respectively, and $4.0 million and $9.9 million for the three months and six months ended June 30, 2008, respectively. We were allocated general and administrative expenses of $4.8 million and $10.6 million for the three months and six months ended June 30, 2009, respectively, and $5.9 million and $12.5 million for the three months and six months ended June 30, 2008, respectively. Management believes the assumptions and methodologies underlying the allocation of these expenses from Pride are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us if we were to operate as an independent, publicly traded company. We entered into a Transition Services Agreement with Pride which provides for continuation of some of these services in exchange for fees specified in the agreement. The terms and prices in the Transition Services Agreement may be different than the terms and prices in effect prior to the spin-off. We will also incur additional costs associated with being an independent, publicly traded company. These anticipated incremental costs, which are described in more detail in this Form 10-Q in the section entitled “Unaudited Pro Forma Combined Financial Information,” are not reflected in our historical combined financial statements.

Our Rig Fleet

The following table contains information regarding our rig fleet as of September 8, 2009. All of our rigs are mat-supported jackup rigs and are currently located in the Gulf of Mexico.

Seahawk Rig Name	Former Rig Name	Type	Built/ Upgraded	Water Depth Rating	Drilling Depth Rating (In Feet)	Contracted Until

U.S. Contracted
Seahawk 2600	Pride Alaska	Cantilever	1982/2002	250	20,000	November 2009
Seahawk 2601	Pride Kansas	Cantilever	1976/1999	250	25,000	October 2009
Seahawk 2602	Pride Missouri	Cantilever	1982	250	20,000	October 2009
Mexico
Seahawk 3000	Pride Texas	Cantilever	1974/1999	300	25,000	September 2009
Seahawk 2501	Pride California	Slot	1975/2002	250	20,000	October 2009
Seahawk 2505	Pride Oklahoma	Slot	1975/2002	250	20,000	N/A
U.S. Available
Seahawk 2504	Pride Michigan	Slot	1975/2002	250	20,000	N/A
Seahawk 2001	Pride Arkansas	Cantilever	1982	200	20,000	N/A
Seahawk 2004	Pride Mississippi	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2007	Pride New Mexico	Cantilever	1982	200	20,000	N/A
U.S. Cold Stacked
Seahawk 2502	Pride Georgia	Slot	1981/1995	250	20,000	N/A
Seahawk 2500	Pride Arizona	Slot	1981/1996	250	20,000	N/A
Seahawk 2006	Pride Nevada	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2003	Pride Florida	Cantilever	1981	200	20,000	N/A
Seahawk 2005	Pride Nebraska	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2503	Pride Louisiana	Slot	1981/2002	250	20,000	N/A
Seahawk 2008	Pride South Carolina	Cantilever	1980/2002	200	20,000	N/A
Seahawk 2000	Pride Alabama	Cantilever	1982	200	20,000	N/A
Seahawk 2002	Pride Colorado	Cantilever	1982	200	20,000	N/A
Seahawk 800	Pride Utah	Cantilever	1978/2002	80	15,000	N/A

Our Business

In the United States, customer expectations of future natural gas prices strongly influence their drilling activity. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs when natural gas prices decline. In Mexico, all crude oil and natural gas basins are owned by the Mexican government and operated and developed by PEMEX. Revenues from exported crude oil are a critical source of funding for Mexico’s government. PEMEX’s demand for drilling services is subject to governmental approval and intervention, including agreements with OPEC to manage the global supply of crude oil, and is also affected by declining production in established fields such as Cantarell and shifting of resources to newer and often deeper offshore fields. In recent years, PEMEX has increased its capital expenditures to support its current production levels. A majority of these capital expenditures are based on dollar-denominated contracts, meaning that recent declines in the Mexican peso to U.S. dollar exchange rate have reduced PEMEX’s purchasing power and led to reduced operating activity levels.

PEMEX has indicated an increased emphasis on field exploration and development prospects that require the use of rigs with a water depth rating of 250 feet or greater. As PEMEX changes its focus toward new field exploration and development prospects in deeper water, we believe PEMEX may continue to have demand for our ten rigs with water depth ratings of 250 feet or greater. However, PEMEX is less likely to use our ten rigs with water depth ratings of 200 feet or less. Our current contracts with PEMEX are for rigs with water depth ratings of 250 or greater. PEMEX has indicated the need to tender incremental jackup rigs for work beginning in 2010, a new budget year. While incremental jackup requirements by PEMEX are generally for independent leg rigs with water depth ratings of 250 feet or greater, we believe there will continue to be demand for mat-supported rigs as well. In addition to the rigs we currently have in Mexico, we will seek additional opportunities to mobilize our rigs from the United States to Mexico.

Following the onset of the global financial crisis in mid-2008, declining prices of crude oil and natural gas and deteriorating worldwide economic conditions, the demand for drilling services declined. Lower crude oil and natural gas prices combined with the inability of our customers to obtain financing and business interruption insurance for drilling projects have had an extremely negative impact on offshore drilling activity in the United States this year. The decline in the United States jackup market in 2009 has been one of the sharpest downturns for United States jackup activity over the past 20 years. As of August 31, 2009, there were only 19 jackups under contract in the U.S. Gulf of Mexico, out of the marketed supply of 40 rigs, or 48% marketed utilization. Activity may decline further based on continued low commodity prices and the low level of new drilling plans and permits outstanding. We do not expect drilling activity to recover until natural gas prices increase from current levels or drilling costs are further reduced. Additionally, our average dayrates may decline due to the onset of hurricane season and the expiration of contracts with relatively higher pricing that were entered into when jackups were experiencing stronger demand.

Our average dayrates may also be adversely affected by additions of new-build jackups to the worldwide fleet. In prior periods of high utilization and dayrates, industry participants have increased the supply of jackup rigs by ordering the construction of new speculative units without contracts. This has historically created an oversupply of drilling units followed by a decline in utilization and dayrates when the new rigs enter the market, until the new rigs have been absorbed into the active fleet. Approximately 68 new-build jackup rigs are currently under construction or on order worldwide, seven of which are being built in shipyards in the U.S. Gulf of Mexico and would have a relatively low mobilization cost to operate in the Gulf of Mexico. All of these rigs are considered to be of a higher specification than our rigs. They are generally larger, have greater deckloads, have water depth ratings of 250 feet or greater and have an independent leg design, as opposed to being mat-supported. Independent leg rigs are better suited for use in strong currents or on uneven seabed conditions. As discussed above, PEMEX has indicated an increased emphasis on prospects requiring the use of rigs with water depth ratings of 250 feet or greater as well. However, any negative effect on our dayrates due to new-build rigs could be mitigated by current insurance restrictions applicable in the U.S. Gulf of Mexico, which were a result of industry losses from Hurricanes Katrina and Rita in 2005. As a result of these storms, insurance companies have raised their premiums and deductibles, and imposed restrictions on windstorm damage. These new insurance restrictions would prevent most new rig owners from being able to insure their rigs for the full replacement cost if the rigs were to work in the U.S. Gulf of Mexico. As a result, we believe that most of the new rigs being built in the United States will be mobilized to other regions for work. Although the total rig insurance claims from Hurricanes Gustav and Ike were less costly than from the storms in 2005, we believe that the inability of rig owners to obtain full windstorm damage coverage could continue indefinitely.

Longer term, fleet utilization and dayrates in the U.S. Gulf of Mexico will largely depend upon expectations for future natural gas prices, access to capital for small to medium sized exploration and production companies and other drilling service providers, seasonality in the market driven by the risk of hurricanes, and the number and timing of rigs moving into and out of the United States.

Since the fourth quarter of 2008, the marketed fleet utilization for United States jackup rigs has declined steadily. Low utilization led to a decline in dayrates. Jackup rig activity and dayrates are likely to persist at depressed levels through 2009 and possibly into 2010. Although 19 United States jackup rigs have been stacked in 2009 and another four permanently removed from service, rig dayrates remain depressed and could decline further. As previously described, PEMEX is focused on new field exploration and development prospects that require the use of rigs with water depth capability of greater than 200 feet. We expect that jackup demand in Mexico will continue to be strong for rigs with water depth capabilities of 250 feet and greater. From the beginning of 2008 through September 16, 2009, we relocated eight of our mat-supported jackup rigs from Mexico back to the United States, where six of these units are stacked and two remain available. Of our three remaining mat-supported jackup rigs in Mexico, two are operating under PEMEX contracts that expire between September and October 2009, and one is available. PEMEX is currently reviewing its jackup needs to determine if there is additional work for the three mat-supported jackup rigs with contracts expiring in 2009. In September 2009, we received an extension for the Seahawk 3000 (formerly the Pride Texas) to continue drilling through December 2009 at a rate of $62,500 per day.

In the current environment, we intend to work a smaller number of rigs at reasonable dayrates and to stack rigs with no near-term prospects. Based on current demand, we have stacked ten rigs and intend to stack additional rigs as necessary. In late February 2009, we reduced our United States rig-based workforce by approximately 40%. We have continued to reduce our workforce as we stack rigs, and since April 15, 2009, we have reduced our United States rig-based workforce by an additional 9%.

Recent Developments

Entry into Revolving Credit Facility

On August 4, 2009, we entered into a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of lenders (the “Lenders”) that matures on the second anniversary of the date on which we satisfy certain conditions to the initial funding. The Revolving Credit Facility has an initial facility amount of up to $36.0 million (the “Commitments”), subject to availability and a borrowing base, as defined. Up to $27.0 million of the Revolving Credit Facility will be available to issue letters of credit, and up to $36.0 million of the Revolving Credit Facility will be available for revolving credit loans. Seahawk may, on up to three occasions for up to one year, increase the total Commitments to the Revolving Credit Facility amount by adding one or more banks, financial institutions or other lender parties as lenders or by allowing one or more of the Lenders to increase their respective Commitments. Total Commitments cannot exceed an amount equal to $50.0 million. Loans made under the Revolving Credit Facility may be used by Seahawk only to fund reactivation capital expenditures and for related working capital purposes, and letters of credit issued under the Revolving Credit Facility may be used by Seahawk for general corporate purposes, including the backstop of surety bonds. Letters of credit issued to backstop surety bonds related to Mexican tax assessments are limited to 20% of the total Commitment amount. The facility is secured by 15 of our rigs and substantially all of our other assets, including our accounts receivables, spare parts and certain cash and cash equivalents.

Interest on the Revolving Credit Facility is calculated based on outstanding loans and letters of credit as well as commitment fees for any unused portion of the Revolving Credit Facility. Amounts drawn on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a 4.5% margin or the adjusted base rate, plus a margin, as defined in the agreement. The Company shall pay a per annum letter of credit fee equal to the applicable LIBOR Margin. Commitment fees for the unused portion of the Revolving Credit Facility shall be 150 basis points per annum on the average daily unused portion of the Revolving Credit Facility. Under the Master Separation Agreement, Pride is responsible for certain transaction costs related to this facility.

Pride’s Foreign Corrupt Practices Act Investigation

The Audit Committee of Pride’s Board of Directors, through independent outside counsel, has undertaken an investigation of potential violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) in several of its international operations. With respect to the Mexico operations included in these combined financial statements, this investigation has found evidence suggesting that payments, which may violate the FCPA, were made to government officials in Mexico aggregating less than $150,000. The evidence to date regarding these payments suggests that payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico. Pride has voluntarily disclosed information found in the investigation to the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”). We have been informed by Pride that it is continuing to cooperate with these authorities as the investigation and FCPA compliance reviews continue.

If violations of the FCPA occurred, we could be liable for or subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 per violation, and a company that knowingly commits a violation can be fined up to $25 million per violation. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions of these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA. Pursuant to the Master Separation Agreement, we are responsible for any liabilities, costs or expenses related to, arising out of or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions), except that we will not be responsible for any fine, penalty or profit disgorgement payable to the United States government in excess of $1 million, and we will not be allocated any fees or expenses of third party advisors retained by Pride. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for our company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

We could also face fines, sanctions, and other penalties from authorities in Mexico, including prohibition of our participating in or curtailment of business operations and/or the seizure of rigs or other assets. Our customer in Mexico could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees, and to access the capital markets.

Pride has commenced discussions with the DOJ and SEC regarding a negotiated resolution for these matters, which could be settled during 2009. No amounts have been accrued related to any potential fines, sanctions or other penalties, which could be material individually or in the aggregate, but an accrual could be made as early as the third quarter of 2009. We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our combined financial statements or on our business, except that our responsibility for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million as described above.

Loss of Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. The rig had a net book value of approximately $14 million and was insured for $45 million. We have collected $25 million through June 2009 for the insured value of the rig. We expect to incur costs of approximately $53 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned by third parties. These costs for removal of the wreckage and salvage operations in excess of a $1 million retention are expected to be covered by Pride’s insurance. Under the Master Separation Agreement with Pride, at our option, Pride will finance, on a revolving basis, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. We are permitted to incur up to $10 million of any such debt to Pride under our Revolving Credit Facility. We will be responsible for payment of the $2.5 million in premium payments for a removal of wreckage claim and for any costs not covered by Pride’s insurance. Initial removal and salvage operations for the Pride Wyoming began in the fourth quarter of 2008 but were suspended due to weather conditions. These operations resumed in May 2009. As of June 30, 2009 we have incurred expenditures of $16.9 million for the salvage operations and we have received $13.9 million in insurance proceeds.

Four owners of facilities in the Gulf of Mexico on which parts of the Pride Wyoming settled or may have settled have requested that Pride pay for all costs, expenses and other losses associated with the damage, including loss of revenue. These owners have claimed damages of $148 million in the aggregate. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride has retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance.

Dispositions

In May 2008, we sold our entire fleet of platform rigs and related land, buildings and equipment for $66 million in cash. In connection with the sale, we entered into lease agreements with the buyer to operate two platform rigs until their existing contracts are completed. In March 2009, the contract for one of these rigs was canceled, and the remaining deferred gain of $2.8 million related to the sale of the rig was recognized. The rig was subsequently transitioned to the buyer at the beginning of April 2009.

A contract extension was granted in April 2009 for the remaining rig, and we will continue to operate that rig until this current contract is completed, which is expected to occur in the third quarter of 2009. The leases require us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retain. Management of drilling service is part of our continuing operations, and the revenues and cost of revenues associated with this management agreement are included in our income from continuing operations.

Backlog

As of August 31, 2009, we had 14% of our marketed mat-supported jackup rig days contracted for the remainder of 2009, with no contracted days in 2010. The shallow water U.S. Gulf of Mexico is a mature offshore basin where drilling activity is typically conducted by small, independent exploration and production companies that are heavily influenced by the price of natural gas. Our contract drilling backlog as of June 30, 2009 totaled approximately $30.9 million for future revenues and firm commitments. We calculate our backlog, or future contracted revenue for our fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various reasons, including, but not limited to, unscheduled repairs, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

Results of Operations

As a part of Pride, the Gulf of Mexico Business (“GOM”) has not operated on a stand alone basis. We provide offshore contract drilling services to oil and gas production and developmental companies in the Gulf of Mexico. We manage our operations based upon the geographic location of where the services are performed. We have two reportable segments: United States and Mexico.

Combined Operations

For the three months ended June 30, 2009, our combined revenues from continuing operations were $76.5 million, a decline of $95.5 million, or 56%, from the comparable period in 2008. The decline in 2009 revenue is attributable to PEMEX’s declining demand for our mat-supported jackup rigs with water depth ratings of 200 feet or less, which accounted for approximately $31.1 million of the decrease in revenues, and a significant decline in operating days and utilization in the United States due to lower United States natural gas prices and the credit crisis. Our combined earnings (loss) from continuing operations for the three months ended June 30, 2009 were $(11.5) million, a decline of $82.4 million, or 116%, from the comparable period in 2008. The decline in earnings from continuing operations was largely due to the decline in revenues. Our income (loss) from continuing operations, net of tax for the three months ended June 30, 2009 was $(8.8) million, a decline of $54.8 million, or 119%, from the comparable period in 2008. The decline in income from continuing operations was largely due to the effect of the aforementioned decline in revenues.

For the six months ended June 30, 2009, our combined revenues from continuing operations were $192.2 million, a decline of $173.5 million, or 47%, from the comparable period in 2008. The decline in 2009 revenue is attributable to PEMEX’s declining demand for our mat-supported jackup rigs with water depth ratings of 200 feet or less, which accounted for approximately $71.2 million of the decline in revenues, and a significant decline in operating days and utilization in the United States due to lower United States natural gas prices and the credit crisis. Our combined earnings from continuing operations for the six months ended June 30, 2009 were $8.2 million, a decline of $135.1 million, or 94%, from the comparable period in 2008. The decline in earnings from continuing operations was largely due to the decline in revenues. Our income from continuing operations, net of tax for the six months ended June 30, 2009 was $4.2 million, a decline of $89.1 million, or 95%, from the comparable period in 2008. The decline in income from continuing operations was largely due to the effect of the aforementioned decline in revenues.

The following tables present selected combined financial and operational information for our continuing operations for each segment:

United States Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
	(In millions)

Revenues	$ 17.7	$ 56.0	$ 58.7	$ 124.1

Costs and expenses:
Operating costs, excluding depreciation and amortization	26.5	35.2	63.3	84.5
Depreciation and amortization	5.7	5.8	11.2	11.7
General and administrative excluding depreciation and amortization	2.1	2.6	4.7	6.0
(Gain) loss on sales of assets, net	-	0.1	-	-

	34.3	43.7	79.2	102.2

Earnings (loss) from operations	$ (16.6)	$ 12.3	$ (20.5)	$ 21.9

U.S. Mat-Supported Jackup Rigs
Operating days	263	826	728	1,526
Available days	1,274	1,001	2,534	1,968
Utilization	21%	83%	29%	78%
Average daily revenues	$ 67,300	$ 67,800	$ 80,600	$ 70,600
Average marketed rigs	6.0	10.0	6.2	10.0

U.S. Other Rigs
Operating days	-	-	-	273
Available days	-	-	-	273
Utilization	- %	- %	- %	100%
Average daily revenues	-	-	-	$ 60,400
Average marketed rigs	-	-	-	1.5

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues decreased $38.3 million, or 68%, for the three months ended June 30, 2009 from the comparable period in 2008 due to a 68% decline in operating days for mat-supported rigs. Utilization for the mat-supported rigs declined due to the reduction in United States natural gas prices and the credit crisis in 2009, resulting in sharply lower demand for drilling services. The decline of 4.0 average marketed mat-supported rigs was the result of the loss of the Pride Wyoming and of stacking rigs, including stacking three additional rigs in the first half of 2009, due to weak demand for rig services. Average daily revenues for our United States mat-supported jackup rigs were nearly flat compared to the same period in 2008.

Operating costs decreased $8.7 million, or 25%, for the three months ended June 30, 2009 over the comparable period in 2008, primarily due to the aforementioned 68% reduction in rig operating days resulting from weak demand for drilling services and the transfer of the management of the deepwater drilling services management contracts to another division of Pride in April 2008. Due to the declining market environment, we stacked an additional three rigs in the second quarter of 2009. Operating costs as a percentage of revenues were 150% and 63% for the three months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization was essentially flat for the three months ended June 30, 2009 compared the comparable period in 2008.

General and administrative costs decreased $0.5 million, or 19%, for the three months ended June 30, 2009 over the comparable period in 2008. Substantially all of these costs were allocated to us by Pride.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues decreased $65.4 million, or 53%, for the six months ended June 30, 2009 from the comparable period in 2008 due to a 52% decline in operating days for mat-supported rigs and $16.5 million in revenues in the first half of 2008 related to the deepwater drilling services management contracts for the Thunderhorse, Mad Dog and Holstein rigs, management of which was transferred to another division of Pride in April 2008. Utilization for the mat-supported rigs declined due to the reduction in United States natural gas prices and the credit crisis in 2009, resulting in sharply lower demand for drilling services. The decline of 3.8 average marketed mat-supported rigs was the result of the loss of the Pride Wyoming and of stacking rigs and due to weak demand for rig services. Average daily revenues for our United States mat-supported jackup rigs increased by $10,000, or 14%, due to higher dayrates for several of our rigs in the first half of 2009 under contracts that were entered into before the onset of global economic crisis, which reduced the availability of credit necessary to fund offshore drilling endeavors, and lower natural gas prices decreased demand for drilling services.

Operating costs decreased $21.2 million, or 25%, for the six months ended June 30, 2009 over the comparable period in 2008, primarily due to the aforementioned 52% reduction in rig operating days resulting from weak demand for drilling services and the transfer of the management of the deepwater drilling services management contracts to another division of Pride in April 2008. Due to the declining market environment, we laid off approximately 300 rig crew personnel, which resulted in $1.4 million of severance costs. Operating costs as a percentage of revenues were 108% and 68% for the six months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization decreased $0.5 million, or 4%, for the six months ended June 30, 2009 over the comparable period in 2008 due to the total loss of the Pride Wyoming in September 2008 as a result of Hurricane Ike.

General and administrative costs decreased $1.3 million, or 22%, for the six months ended June 30, 2009 over the comparable period in 2008. Substantially all of these costs were allocated to us by Pride.

Mexico Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
	(In millions)

Revenues	$ 58.8	$ 116.0	$ 133.5	$ 241.6

Costs and expenses:
Operating costs, excluding depreciation and amortization	40.3	44.1	78.0	93.6
Depreciation and amortization	10.6	10.0	20.7	20.1
General and administrative excluding depreciation and amortization	2.7	3.3	5.9	6.5
(Gain) loss on sales of assets, net	0.1	-	0.2	-

	53.7	57.4	104.8	120.2

Earnings (loss) from operations	$ 5.1	$ 58.6	$ 28.7	$ 121.4

Mexico Mat-Supported Jackup Rigs
Operating days	372	823	810	1,719
Available days	546	910	1,086	1,854
Utilization	68%	90%	75%	93%
Average daily revenues	$102,300	$107,600	$107,500	$108,300
Average marketed rigs	4.0	9.3	5.0	9.7

Mexico Other Rigs
Operating days	206	177	376	359
Available days	256	182	436	364
Utilization	80%	97%	86%	99%
Average daily revenues	$100,400	$154,900	$123,300	$154,400
Average marketed rigs	2.8	2.0	2.4	2.0

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues decreased $57.2 million, or 49%, for the three months ended June 30, 2009 over the comparable period in 2008. The decrease in revenues was the result of the completion of contracts with PEMEX that were not renewed, resulting in fewer operating days in the current period. Utilization was lower due to idle time for the Seahawk 2001 (formerly the Pride Arkansas) and the Seahawk 2005 (formerly the Pride Nebraska) after the completion of their contracts in January 2009 and April 2009, respectively, and unplanned maintenance downtime for the Seahawk 2501 (formerly the Pride California). Average daily revenues for our Mexico mat-supported jackup fleet for the three months ended June 30, 2009 decreased by $5,300, or 5%, over the comparable period in 2008, due to less favorable terms on contracts renewed since the end of the second quarter of 2008.

Operating costs decreased by $3.8 million, or 9%, for the three months ended June 30, 2009 from the comparable period in 2008 primarily due to the decline in available days from the lower number of marketed rigs in Mexico. Operating costs as a percentage of revenues were 69% and 38% for the three months ended June 30, 2009 and 2008, respectively, as average daily revenues declined and as a result of maintaining rigs crews on two idle rigs whose contracts had recently expired.

Depreciation and amortization increased by $0.6 million for the three months ended June 30, 2009, which was due to increased depreciation resulting from capital improvement projects completed in 2008 and 2009.

General and administrative costs decreased $0.6 million, or 18%, for the three months ended June 30, 2009 over the comparable period in 2008. Substantially all of these costs were allocated to us by Pride.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues decreased $108.1 million, or 45%, for the six months ended June 30, 2009 over the comparable period in 2008. The decrease in revenues was the result of the completion of contracts with PEMEX that were not renewed, resulting in fewer operating days in the current period. Utilization was lower due to idle time for the Seahawk 2001 (formerly the Pride Arkansas) and the Seahawk 2005 (formerly the Pride Nebraska) after the completion of their contracts in January 2009 and April 2009, respectively, and unplanned maintenance downtime for the Seahawk 2501 (formerly the Pride California). Average daily revenues for our Mexico mat-supported jackup fleet for the six months ended June 30, 2009 were nearly flat compared to the same period in 2008.

Operating costs decreased by $15.6 million, or 17%, for the six months of 2009 from the comparable period in 2008 primarily due to the decline in available days from the lower number of marketed rigs in Mexico. Due to the declining market environment, we stacked two rigs that had been operating in Mexico in the first six months of 2009 and laid off approximately 50 rig crew personnel, which resulted in $0.4 million of severance costs. Operating costs as a percentage of revenues were 58% and 39% for the six months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization increased by $0.6 million for the six months ended June 30, 2009, which was due to increased depreciation resulting from capital improvement projects completed in 2008 and 2009.

General and administrative costs decreased $0.6 million, or 9%, for the six months ended June 30, 2009 over the comparable period in 2008. Substantially all of these costs were allocated to us by Pride.

Other Items — Combined

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)

Other income (expense), net	$0.7	$0.2	$1.4	$0.6
Income tax expense (benefit)	$(2.0)	$25.1	$5.4	$50.6

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2009, increased by $0.5 million over the comparable period in 2008 primarily due to a $0.6 million foreign exchange gain for our Mexico operations for the three months ended June 30, 2009, as compared to a $0.1 million foreign exchange gain for our Mexico operations for the comparable period in 2008. Other income (expense), net for the six months ended June 30, 2009, increased by $0.8 million over the comparable period in 2008 primarily due to a $1.2 million foreign exchange gain for our Mexico operations for the six months ended June 30, 2009, as compared to a $0.4 million foreign exchange gain for our Mexico operations for the comparable period in 2008.

Income taxes. Income tax benefit was $2.0 million on loss from continuing operations before income tax of $10.8 million during the three months ended June 30, 2009 compared to expense of $25.1 million on income from continuing operations before income tax expense of $71.1 million for the three months ended June 30, 2008. The effective tax rate changed to a tax benefit of 18.5% in the current period from expense of 35.3% in the comparable period. The change in the effective tax rate reflects the impact of additional tax expense due to a change in an estimate of an uncertain tax position which decreased the tax benefit of the loss from continuing operations before income tax in the current period.

Income tax expense was $5.4 million on income from continuing operations before income tax of $9.6 million during the six months ended June 30, 2009 compared to $50.6 million on income from continuing operations before income tax of $143.9 million for the six months ended June 30, 2008. The effective tax rate increased to 56.3% in the current period from 35.2% in the comparable period. The increase in the effective tax rate reflects the impact of additional tax expense due to a change in an estimate of an uncertain tax position which is magnified by the lower income from continuing operations before income tax.

Liquidity and Capital Resources

We require capital to fund ongoing operations and potential growth initiatives, including acquisitions. Our working capital requirements and funding for capital expenditures, strategic investments and acquisitions have historically been part of the corporate-wide cash management program of Pride. As a part of such program, Pride has periodically swept all available cash from our operating accounts. Following our separation from Pride, we are solely responsible for the provision of funds to finance our working capital and other cash requirements.

Seahawk Liquidity and Capital Resources

Prior to our separation from Pride, we were a part of Pride’s central cash management system and relied on Pride and cash flows generated from operations as our primary sources of funding for our working capital needs. As part of our separation from Pride, Pride contributed $47.3 million of cash to increase our pro forma working capital as of May 31, 2009 to $85 million. At August 24, 2009, we had no long term indebtedness to Pride or other creditors outstanding.

Subsequent to our separation from Pride, we expect that our cash on hand, including the $47.3 million contributed by Pride, and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the remainder of 2009. Based on current activity levels, we anticipate that we will not generate positive cash flow from operations for the remainder of 2009. As part of our separation, we expect to reimburse Pride for certain transition and one-time expenditures of approximately $8 million for the remainder of 2009.

We are responsible for the salvage operation of the Pride Wyoming and have estimated the total cost of salvage to be approximately $53 million, which we believe will be fully reimbursed by Pride’s insurance, less applicable premium payments of $2.5 million. As of June 30, 2009 we have incurred expenditures of $16.9 million for the salvage operations and we have received $13.9 million in insurance proceeds. We expect our spending for the salvage operations to be approximately $18 million and $19 million for third and fourth quarters of 2009, respectively. It is possible that the salvage operations could adversely affect our short-term liquidity and working capital, if insurance reimbursements are not received on a timely basis. Under the Master Separation Agreement with Pride, at our option, Pride will finance, on a revolving basis, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. We are permitted to incur up to $10 million of any such debt to Pride under our Revolving Credit Facility.

We have entered into a two-year, $36 million revolving credit facility. No borrowings under the credit facility are outstanding. Advances under the credit facility will be available to us upon satisfaction of certain conditions on or before September 30, 2009, subject to limited exceptions. Borrowings under the credit facility may only be used to fund reactivation capital expenditures and for related working capital purposes. Up to $27 million of availability under the credit facility may be used to issue letters of credit, subject to specified sublimits applicable to letters of credit for Mexican tax assessments. We may request that the credit facility be increased to up to $50 million by adding additional lenders or requesting that the existing lenders increase their commitments. Availability of amounts and letters of credit under the facility are subject to a borrowing base, which is generally determined by reference to the orderly liquidation value of the fifteen collateralized rigs and specified percentages of certain accounts receivable. The credit facility matures on the second anniversary of the date on which we satisfy the conditions referred to above.

We may elect that borrowings bear interest at an annual rate of either the Adjusted Base Rate in effect from time to time plus a margin of 3.5%, or the LIBOR rate as defined in the agreement plus a margin of 4.5%. The “Adjusted Base Rate” is a fluctuating rate equal to the highest of the prime rate, one-month LIBOR plus 1.5%, or the Federal Funds Rate plus 1.5%.

The credit facility also includes a commitment fee of 1.5% per annum on the average daily unused portion of the facility. Letter of credit fees will accrue at a rate of 4.5% per annum on the aggregate available face amount of outstanding letters of credit, plus a fronting fee of 0.25% per annum for the issuing lender.

In 2006 and 2007, Pride received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Pursuant to local statutory requirements, Pride has provided bonds in the amount of approximately 560 million Mexican pesos, or approximately $43 million as of June 30, 2009, to contest these assessments. In February 2009, Pride received additional tax assessments for the tax years 2003 and 2004 in the amount of 1,097 million Mexican pesos, or approximately $83 million as of June 30, 2009, and we have contested these assessments. These assessments contest our right to claim certain deductions in our tax returns for those years. We anticipate that bonds or other suitable collateral will be required no earlier than the fourth quarter of 2009 in connection with our challenge to these assessments. We anticipate that the Mexican government will make additional assessments contesting similar deductions for other tax years. Additional security will be required to be provided to the extent assessments are contested, which security may include our five rigs that are not collateralized under the Revolving Credit Facility or other forms of security permissible by the Mexican tax authority. We expect to post the additional bonds or other collateral when due, which we anticipate to be no earlier than the fourth quarter of 2009. Pursuant to the Tax Support Agreement we entered into with Pride, Pride has agreed to guarantee or indemnify the issuer of any such surety bonds or other collateral issued for our account in respect of Mexican tax assessments made prior to the date of the spin-off. Beginning on August 24, 2012, the third anniversary of the spin-off, and on each subsequent anniversary thereafter, we will be required to provide substitute credit support for a portion of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by the sixth anniversary of the spin-off. Seahawk will pay Pride a fee based on the credit support provided. Our tax support agreement with Pride does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. If we are not able to obtain additional security for future tax assessments, if any, the full amount assessed will become due and payable. Additionally, if we are not able to provide substitute credit support for the collateral guaranteed or indemnified by Pride beginning on August 24, 2012, the full amount assessed will become due and payable. Either the failure to replace Pride’s credit support for existing assessments as and when required by the Tax Support Agreement or our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the Tax Support Agreement and the Revolving Credit Facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

We expect our purchases of property and equipment for 2009 to be approximately $19 million, of which we have spent approximately $16.4 million in the first six months of 2009. These expenditures are expected to be used primarily for various rig upgrades and other sustaining capital projects. Additionally, our rigs are required to obtain in-class certifications from various regulatory bodies in order to operate the rigs. The cost of these certifications are deferred and amortized over the life of the certificate, which is generally five years. Total expenditures deferred for the certifications average approximately $0.6 million. For our ten marketed rigs, we have one certification that will need to be renewed in 2010.

We currently have ten rigs that are not crewed or actively marketed. For seven of these ten rigs, we anticipate that capital expenditures, exclusive of costs for regulatory certifications, ranging from $1- $5 million per rig will be required to place the rigs back in service. For one rig, we would anticipate capital expenditures of approximately $10 - $12 million to place the rig back in service. For the remaining two cold stacked rigs, we would anticipate capital expenditures of approximately $22 - $25 million or more per rig to return such rigs to service.

Off-balance Sheet Arrangements

As of September 11, 2009, our business was contingently liable for $114 million in the aggregate for certain performance, tax appeal bonds and letters of credit. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. These amounts include $76.0 million that guarantee our performance as it relates to certain of our drilling contracts, $38 million related to contested tax assessments in Mexico. These bonds were originally issued with a Pride indemnity. In connection with our separation from Pride, we are required to use commercially reasonable efforts to replace all of the bonds and letters of credit related to our business which for which Pride still has an indemnity obligation. As of September 16, 2009, we have secured the release of Pride’s indemnity on $109 million of outstanding bonds. To date, we have not been required to post any collateral to support the issuance of surety bonds, however it is possible that we may be required to do so in the future. Because we may be required to collateralize future surety bonds or provide other forms of credit support, we entered into a Tax Support Agreement with Pride under which Pride has agreed to guarantee or indemnify the issuer of any such surety bonds or provide other collateral to support bonds for our account in respect of Mexican tax assessments made prior to the Spin-off Date.

Historical Gulf of Mexico Business Financial Resources and Liquidity

	Six Months Ended June 30,
	2009	2008
	(In millions)

Cash flows provided by (used in) continuing operations:
Operating activities	$48.6	$91.0
Investing activities	$(16.4)	$(28.5)
Financing activities	$(55.2)	$(80.1)
Capital expenditures, property and equipment for continuing operations	$16.4	$28.7

Sources and Uses of Cash

Our cash flow from continuing operations is directly related to the level of our business activity and our earnings from operations in the regions in which we operate.

Our cash used in continuing investing activities primarily consist of investments in capital projects for our rig fleet. The decline in cash used in investing activities for the six months ended June 30, 2009 is due to the lower spending resulting from the decline in demand for drilling services.

Cash flows used in continuing financing activities represent the parent contributions of its net investment after giving effect to the net income of the GOM.

Cash Flow from Discontinued Operations

Our discontinued platform rig operations were part of Pride’s centralized cash management and would distribute available cash to Pride. Net cash flows from (used in) our discontinued platform rig business prior to the change in net parent funding were $1.8 million and $(64.6) million for the six months ended June 30, 2009 and 2008, respectively.

We do not believe that the loss of the cash flows from our discontinued operations will significantly affect our liquidity or ability to fund our capital expenditures.

Working Capital

As of June 30, 2009, we had working capital of $46.5 million compared with $82.0 million as of December 31, 2008. The decrease in working capital was primarily due to the effects of the downturn in the offshore drilling industry, which led to reduced revenues and operating activity.

Pride Transition Services Agreement

On August 4, 2009, we entered into a Transition Services Agreement with Pride. Under the Transition Services Agreement, Pride will provide us with specified support services during a transitional period of up to two years following the spin-off. Pride may provide specified accounting, treasury, hotline, human resources, information technology and systems and purchasing services and office and yard space access in exchange for agreed fees set forth in the Transition Services Agreement. We may generally terminate any or all of the services on 30 days advance notice, subject to payment of any increased or stranded costs associated with early termination.

Only in limited circumstances will Pride be liable to us with respect to the provision of services under the Transition Services Agreement.

Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Unaudited Combined Financial Statements of Gulf of Mexico Business of Pride International, Inc. — Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q which is incorporated herein by reference.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry and the economy in general;

•	our ability to enter into new contracts for our rigs, commencement dates for rigs and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized;

•	future cash flows from operations;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	expected amounts to be reimbursed to Pride for transition and one time expenditures;

•	future asset sales;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	expected costs for salvage and removal of the Pride Wyoming and expected insurance recoveries with respect to those costs and the damage to offshore structures caused by the loss of the rig;

•	the correlation between demand for our services and our earnings and customers’ expectations of future energy prices;

•	future impairment losses related to our fleet;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•

expected outcomes of legal, tax and administrative proceedings, including Pride’s Foreign Corrupt Practices Act ongoing investigation into improper payments to foreign government officials and pending and possible future tax assessments by the Mexican government, and their expected effects on our financial position, results of operations and cash flows;

•	expected general and administrative expenses; and

•	future operating results and financial condition.

Forward-looking statements are not guarantees of performance. We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. No assurance can be given that these assumptions are accurate. Moreover, these statements are subject to a number of risks and uncertainties. Important factors that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements include those described under “Recent Developments - Pride’s Foreign Corrupt Practices Act Investigation” above, and “Risk Factors” in Item 1A of our Registration Statement on Form 10, as amended, and the following factors, among others:

•	general economic and business conditions, including conditions in the credit markets;

•	prices of crude oil and natural gas and industry expectations about future prices;

•	ability to adequately staff our rigs;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities, or lack thereof, that may be presented to and pursued by us;

•	cancellation or renegotiation of our drilling contracts or payment or other delays or defaults by our customers;

•	changes in laws or regulations;

•	demand for our rigs;

•	the effect of litigation and contingencies, including those relating to the Pride Wyoming and the pending and possible future tax assessments by the Mexican government;

•	competition and market conditions in the contract drilling industry; and

•	severe weather.

In light of these risks, uncertainties and assumptions, the events anticipated by our forward-looking statements may not occur, and you should not place any undue reliance on any of our forward-looking statements. Our forward-looking statements speak only as of the date made and we undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not previously entered into any forward exchange or option contracts with respect to foreign currencies; however, we may elect to enter into contracts in the future as we continue to monitor our exposure to foreign currency exchange risk. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

We operate in Mexico and are involved in transactions denominated in Mexican pesos, which expose us to foreign currency exchange rate risk, and we may in the future enter into contracts denominated in other currencies. We have not entered into any material contracts denominated in Mexican pesos, and generally the contracts that are denominated in Mexican pesos (generally short-term arrangements settled in the ordinary course of business) provide for payment based on United States dollar equivalents. We are exposed to exchange rate fluctuations for operating costs, assets and liabilities denominated or payable in Mexican pesos, but we do not view this risk as material to our operations or financial condition.

Item 4T. Controls and Procedures

As of June 30, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information about our legal proceedings, see Note 7 (Commitments and Contingencies) and the last two paragraphs of Note 5 (Income Taxes) of the Unaudited Combined Financial Statements of the Gulf of Mexico Business of Pride International, Inc. in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in Item 1A of our Registration Statement on Form 10, as amended, that was declared effective on August 12, 2009. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Registration Statement on Form 10, as amended.

Item 6. Exhibits

2.1*	Master Separation Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated as of August 4, 2009.

3.1	Restated Certificate of Incorporation of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

3.2	Bylaws of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

4.1

Rights Agreement dated as of August 4, 2009 between Seahawk Drilling, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

4.2

Revolving Credit Agreement dated as of August 4, 2009 among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 (File No. 001-34231) filed with the SEC on August 6, 2009).

10.1*	Transition Services Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009.

10.2*	Tax Sharing Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009.

10.3*	Employee Matters Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009.

10.4*	Tax Support Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009.

10.5†

Randall D. Stilley Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.6†

Steven A. Manz Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.7†

Alejandro Cestero Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.8†

Oscar German Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.9†

William C. Hoffman Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2009).

10.10†*	Form of Indemnification Agreement with Non-Employee Directors.

10.11†

Seahawk Drilling, Inc. 2009 Long-Term Incentive Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161447) filed with the SEC on August 19, 2009).

10.12†

Seahawk Drilling, Inc. Employee Stock Purchase Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

10.13†	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.14†	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.15†	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.16†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

31.1*

Certification of Chief Executive Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive and Chief Financial Officer of Seahawk Drilling, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAHAWK DRILLING, INC.

	By:	/s/ STEVEN A. MANZ
Steven A. Manz
Senior Vice President and Chief Financial Officer

Date: September 16, 2009
	By:	/s/ WILLIAM G. EVANS
William G. Evans
Vice President and Chief Accounting Officer

Date: September 16, 2009

INDEX TO EXHIBITS

2.1*	Master Separation Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated as of August 4, 2009.

3.1	Restated Certificate of Incorporation of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

3.2	Bylaws of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

4.1

Rights Agreement dated as of August 4, 2009 between Seahawk Drilling, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

4.2

Revolving Credit Agreement dated as of August 4, 2009 among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 (File No. 001-34231) filed with the SEC on August 6, 2009).

10.1*	Transition Services Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009.

10.2*	Tax Sharing Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009.

10.3*	Employee Matters Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009.

10.4*	Tax Support Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009.

10.5†

Randall D. Stilley Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.6†

Steven A. Manz Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.7†

Alejandro Cestero Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.8†

Oscar German Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.9†

William C. Hoffman Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2009).

10.10†*	Form of Indemnification Agreement with Non-Employee Directors.

10.11†

Seahawk Drilling, Inc. 2009 Long-Term Incentive Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161447) filed with the SEC on August 19, 2009).

10.12†

Seahawk Drilling, Inc. Employee Stock Purchase Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

10.13†	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.14†	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.15†	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.16†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

31.1*

Certification of Chief Executive Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive and Chief Financial Officer of Seahawk Drilling, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.