Form 10-Q
period 2009-09-30
SEAHAWK DRILLING, INC.
filed 2009-11-16
CIK 1452384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-34231

SEAHAWK DRILLING, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1269401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Greenway Plaza, Suite 2700

Houston, Texas 77046

(713) 369-7300

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of November 13, 2009
Common Stock, par value $.01 per share	11,648,312

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Seahawk Drilling, Inc.

Consolidated and Combined Balance Sheets

(Amounts in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,482	$41,096
Trade receivables, net	71,202	83,245
Deferred income taxes	3,009	960
Due from Pride	2,075	—
Prepaid expenses and other current assets	56,062	62,433

Total current assets	221,830	187,734
Property and equipment, net	483,179	612,046
Goodwill	1,227	1,227
Other assets	3,219	4,397

Total assets	$709,455	$805,404

LIABILITIES, STOCKHOLDERS’ EQUITY AND NET PARENT FUNDING
Current liabilities:
Accounts payable	$31,109	$18,778
Due to Pride	58,942	—
Accrued expenses and other current liabilities	69,479	87,095

Total current liabilities	159,530	105,873
Other long-term liabilities	11,717	3,584
Deferred income taxes	71,707	144,361

Total liabilities	242,954	253,818
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 11,648,312 shares issued and outstanding	116	—
Additional paid-in capital	475,075	—
Net parent funding	—	551,586
Retained earnings (deficit)	(8,690)	—

Total stockholders’ equity and net parent funding	466,501	551,586

Total liabilities, stockholders’ equity and net parent funding	$709,455	$805,404

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$67,611	$163,961
Costs and expenses:
Operating costs, excluding depreciation and amortization	61,811	79,004
Depreciation and amortization	14,900	15,424
General and administrative, excluding depreciation and amortization	12,857	4,631
Impairment of property and equipment	32,084	—
Loss on sales of assets, net	100	297

Earnings (loss) from operations	(54,141)	64,605
Other income (expense), net	(1,003)	(469)

Income (loss) before income taxes	(55,144)	64,136
Income tax expense (benefit)	(22,674)	22,338

Income (loss) from continuing operations, net of tax	(32,470)	41,798
Income from discontinued operations, net of tax	49	1,841

Net income (loss)	$(32,421)	$43,639

Basic and diluted earnings (loss) per share:
Continuing operations	$(2.80)	$3.61
Discontinued operations	0.01	0.16

Net income (loss)	$(2.79)	$3.77

Shares used in the computation of earnings (loss) per share:
Basic and diluted	11,608,342	11,584,066

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$259,827	$529,634
Costs and expenses:
Operating costs, excluding depreciation and amortization	203,066	257,113
Depreciation and amortization	46,736	47,267
General and administrative, excluding depreciation and amortization	23,492	17,101
Impairment of property and equipment	32,084	—
Loss on sales of assets, net	341	288

Earnings (loss) from operations	(45,892)	207,865
Other income (expense), net	389	181

Income (loss) before income taxes	(45,503)	208,046
Income tax expense (benefit)	(17,254)	72,986

Income (loss) from continuing operations, net of tax	(28,249)	135,060
Income from discontinued operations, net of tax	3,141	19,493

Net income (loss)	$(25,108)	$154,553

Basic and diluted earnings (loss) per share:
Continuing operations	$(2.44)	$11.66
Discontinued operations	0.27	1.68

Net income (loss)	$(2.17)	$13.34

Shares used in the computation of earnings (loss) per share:
Basic and diluted	11,592,247	11,584,066

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statement of Net Parent Funding and Stockholders’ Equity

(Amounts in thousands, except share amounts)

						Total Stockholders’
	Common Stock		Additional Paid-in	Retained Earnings	Net Parent	Equity and Net Parent
	Shares	Amount	Capital	(Deficit)	Funding	Funding
BALANCE, DECEMBER 31, 2008	—	$—	$—	$—	$551,586	$551,586

Net income (loss)	—	—	—	(8,690)	(16,418)	(25,108)
Pride Tennessee and Pride Wisconsin assets retained by Pride	—	—	—	—	(58,893)	(58,893)
Net changes in parent funding	—	—	—	—	(6,911)	(6,911)
Distribution by former parent	11,584,066	115	469,364	—	(469,364)	115
Stock-based compensation	64,246	1	5,711	—	—	5,712

BALANCE, SEPTEMBER 30, 2009	11,648,312	$116	$475,075	$(8,690)	$—	$466,501

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Cash Flows

(Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(25,108)	$154,553
Adjustments to reconcile net income to net cash from continuing operations:
(Income) from discontinued operations	(3,141)	(19,493)
Depreciation and amortization	46,736	47,267
Impairment of property and equipment	32,084	—
Loss on sale of assets	341	288
Stock-based compensation	5,711	—
Deferred income taxes	(31,403)	(536)
Excess tax benefits on stock based compensation	(7)	—
Changes in assets and liabilities:
Trade receivables	12,043	(15,726)
Prepaid expenses and other current assets	(7,403)	5,577
Other assets	(32)	(2)
Accounts payable	(5,339)	11,144
Due to Pride	24,199	—
Accrued expenses	(13,299)	(4,726)
Income taxes payable	(1,928)	(8,628)
Other liabilities	592	339
Increase (decrease) in deferred revenue	(10,005)	(17,299)
Decrease (increase) in deferred expense	11,685	10,615
Insurance proceeds from Pride Wyoming salvage operations	13,870	—

Net cash from operating activities - continuing operations	49,596	163,373
Net cash from (used in) operating activities - discontinued operations	(1,835)	(9,500)

Net cash flows from operating activities	47,761	153,873
Cash flows from (used in) investing activities:
Purchases of property and equipment	(19,018)	(32,145)
Proceeds from dispositions of property and equipment	—	134

Net cash used in investing activities - continuing operations	(19,018)	(32,011)
Net cash from investing activities - discontinued operations	59	63,671

Net cash flows from (used in) investing activities	(18,959)	31,660
Cash flows from financing activities:
Capital contribution from former parent	47,264	—
Net change in net parent funding	(27,687)	(151,808)
Excess tax benefits on stock based compensation	7	—

Net cash from (used in) financing activities - continuing operations	19,584	(151,808)
Net cash from financing activities - discontinued operations	—	(54,170)

Net cash flows from (used in) financing activities	19,584	(205,978)

Increase (decrease) in cash and cash equivalents	48,386	(20,445)
Cash and cash equivalents, beginning of period	41,096	24,588

Cash and cash equivalents, end of period	$89,482	$4,143

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Seahawk Drilling, Inc. (“we”, “our”, “us” or “Seahawk”) owns a fleet of 20 jackup rigs providing shallow water drilling services in the United States Gulf of Mexico and offshore Mexico. Seahawk is a Delaware corporation and was a wholly-owned subsidiary of Pride International, Inc. (“Pride”) until August 24, 2009 (the “Spin-off Date”), when Pride distributed 100% of our outstanding common stock to the Pride stockholders. On the Spin-off Date, Pride distributed 11,584,066 shares of our common stock to Pride stockholders who were holders of record at the close of business on August 14, 2009, based on a distribution ratio of 1/15 of a share of Seahawk common stock with respect to each share of Pride common stock. On and prior to the Spin-off Date, Seahawk had not conducted any operations. We are now independent from Pride, and Pride no longer retains any ownership interest in Seahawk.

Basis of Presentation

On and prior to the Spin-off Date, our financial position, operating results and cash flows consisted of the Gulf of Mexico Business of Pride (“GOM”). As such, combined balance sheet information and the related combined results of operations and cash flows reported herein through the Spin-off Date have been recorded based on how Pride managed GOM and include allocated costs based upon Pride’s operating structure as if GOM had been a stand-alone company. The financial statements also include, for the period prior to the spin-off, certain of Pride’s offshore rigs operating in the Gulf of Mexico that were retained by Pride after the spin-off, including:

•	The operations of two independent leg jackup rigs known as the Pride Tennessee and Pride Wisconsin, and

•	Through April 2008, rig management services provided for the Thunderhorse, Mad Dog and Holstein rigs, three deepwater drilling rigs owned by a third party.

On and prior to the Spin-off Date, our financial information has been prepared using Pride’s historical basis in the assets and liabilities of GOM and the historical results of operations relating to GOM, which include the operations retained by Pride after the spin-off. The combined financial statements of GOM have been prepared from the separate records maintained by Pride and may not necessarily be indicative of the conditions that would have existed or the results of operations if Seahawk had operated as a stand-alone company.

Because GOM previously operated within Pride’s corporate cash management program for all periods prior to June 1, 2009, funding requirements and related transactions between GOM, on one hand, and Pride and its other affiliates, on the other hand, have been summarized and reflected on the balance sheet as net parent funding without regard to whether the funding represents a receivable, liability or equity. Effective June 1, 2009, and based on the terms of our separation from Pride, we ceased being part of Pride’s corporate cash management program. Any transactions with Pride after June 1, 2009 have been, and will continue to be, cash settled in the ordinary course of business, and such amounts are included in our Due to Pride. Transactions between GOM and Pride and its affiliates which are not included in GOM through the Spin-off Date have been identified as related party transactions. It is possible that the terms of the transactions with other divisions of Pride are not the same as those that would result from transactions among unrelated parties. Additionally, the combined financial statements for GOM include allocations of costs for certain support functions (see Note 10). In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the combined financial statements.

In August 2009, Pride completed a reorganization transaction to facilitate the separation of Seahawk from Pride. Simultaneously, Pride distributed to its affiliates the ownership and operations of two independent leg jackup rigs known as the Pride Tennessee and the Pride Wisconsin, which is reflected as a distribution to our former parent. The consolidated and combined accounts include all the historical results of our predecessor entity and all of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in preparing the consolidated and combined accounts.

In May 2008, GOM completed the sale of its platform rig operations. For all periods presented, the results of operations of the assets disposed of in this transaction have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only (see Note 4).

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

In preparing the GOM unaudited combined financial statements for the three months ended March 31, 2009, we discovered certain expenses recorded in the first quarter of 2009 that related to prior periods. The identified expenses were for certain contract services incurred but not recorded at September 30, 2008. The effect of the misstatements on the previously reported combined balance sheet as of, and the combined statement of operations for the nine month period ending, September 30, 2008 was an overstatement of net income from continuing operations of $0.6 million, comprised of an understatement of operating costs, excluding depreciation and amortization of $0.9 million and a corresponding overstatement in income taxes of $0.3 million. The related effect of these misstatements on the balance sheet as of September 30, 2008 was an understatement of accounts payable of $0.9 million and an overstatement of net parent funding of $0.9 million. The combined balance sheet, statement of operations, statement of net parent funding, statement of cash flows, and related footnotes for the nine month period ended September 30, 2008, have been adjusted to reflect the correction of these misstatements, which are immaterial to the 2008 combined financial statements.

Our unaudited consolidated and combined financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated and combined financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated and combined financial statements should be read in conjunction with our audited combined financial statements and notes thereto for the year ended December 31, 2008, which are included in our Registration Statement on Form 10, which was declared effective on August 12, 2009.

NOTE 2. SEPARATION FROM PRIDE

Prior to the Spin-off Date, our total equity represented the cumulative net parent funding by Pride in us, including any prior net income or loss attributed to GOM operations as part of Pride. At the Spin-off Date, Pride contributed its entire net parent funding in the GOM business to us. Concurrent with the spin-off and in accordance with the terms of our separation from Pride, certain assets and liabilities were transferred between us and Pride, which have been recorded as part of the net capital contributed by Pride, including, but not limited to:

•	$58.9 million reduction in net assets for the Pride Tennessee and Pride Wisconsin rigs that were retained by Pride,

•	$15.9 million due to Pride was recorded by us for uncollected receivables related to rigs retained by Pride,

•	$1.4 million due to Pride for separation costs,

•	$47.3 million in additional cash contributed to us for working capital,

•	$10.0 million in contributed capital spares,

•	$25.1 million in deferred tax credits, including certain alternative minimum tax credits as well as foreign tax credits generated by the GOM business,

•	$7.5 million long-term liability to Pride for required reimbursements of the tax credits noted above, and

•	$1.8 million due from Pride for expenditures related to the Revolving Credit Facility (as defined in Note 6 below) to be reimbursed by Pride.

As a result of the above transactions and separation terms of the various agreements we entered into with Pride as of September 30 2009, we have obligations to Pride of $58.9 million and have amounts due from Pride totaling $2.1 million. Our liability to Pride includes $15.9 million of trade receivables for the Pride Tennessee and Pride Wisconsin that were billed by us but must be paid to Pride when we collect from the customer.

Effective August 4, 2009, Seahawk and Pride executed a Master Separation Agreement, a Tax Sharing Agreement, a Tax Support Agreement and a Transition Services Agreement. These agreements were designed to effect the separation and distribution of our common stock to Pride stockholders. These agreements govern the relationships between Seahawk and Pride subsequent to the completion of the spin-off and provide for the allocation between Seahawk and Pride of Pride’s assets, liabilities and obligations attributable to periods prior to the Spin-off Date. We cannot assure that these agreements are on terms as favorable to us as agreements with unaffiliated third parties.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

Master Separation Agreement

The Master Separation Agreement between us and Pride governs the spin-off of Pride’s mat-supported jackup rig business, the subsequent distribution of our shares to Pride stockholders and other matters related to Pride’s relationship with us. Under the Master Separation Agreement, we generally release Pride and its affiliates, agents, successors and assigns, and Pride generally releases us and our affiliates, agents, successors and assigns, from any liabilities between us or our subsidiaries on the one hand, and Pride or its subsidiaries on the other hand, arising from acts or events occurring on or before the spin-off, including acts or events occurring in connection with the separation or distribution. Under the terms of the Master Separation Agreement, we are generally not permitted to own or operate any rig with a water depth rating of more than 500 feet, subject to certain exceptions. These provisions will remain in effect until August 24, 2012, the third anniversary of the Spin-off Date.

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

Tax Support Agreement

In 2006 and 2007, we received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Pursuant to local statutory requirements, Pride had provided surety bonds related to Seahawk entities in the amount of approximately 555 million Mexican pesos, or approximately $41 million as of September 30, 2009. These cases are currently being contested in the Mexican Federal Tax Court. These surety bonds remain outstanding and Pride has been released as an indemnitor thereto, and Seahawk assumed the indemnity obligation for the surety bonds. In February 2009, we received additional tax assessments for the tax years 2003 and 2004 related to three Seahawk entities, including two entities which are dormant and have no material operations or net assets at September 30, 2009, in the amount of 1,098 million Mexican pesos, or approximately $81 million. We have contested these assessments through an administrative appeal to the Mexican tax authority. Each assessment contests our right to claim certain deductions in our tax returns for those years.

Mexican law requires taxpayers generally to provide a suitable guarantee or collateral against asserted tax liabilities in order to prevent such liabilities from being due and payable. This requirement is not applicable when an assessment is under administrative appeal to the Mexican tax authority. The provision of a guarantee or collateral for the amount of the assessment is not required to contest assessments with the Mexican tax authority or in the Mexican courts. The Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary if a suitable guarantee or collateral is not provided when due. We anticipate that bonds or other suitable collateral may be due in the fourth quarter of 2009 in connection with these assessments, which collateral may include our rigs that are not collateralized under the Revolving

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

Credit Facility (as defined in Note 6) or other forms of security permitted by the Mexican tax authority. We are also evaluating the consequences of not providing a suitable guarantee or collateral for certain assessments against two of our dormant subsidiaries which have no material operations or net assets at September 30, 2009.

Pursuant to the Tax Support Agreement between us and Pride, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any such surety bonds or other collateral issued for our account in respect of Mexican tax assessments made prior to the Spin-off Date to the extent requested by Seahawk. Beginning on August 24, 2012, and on each subsequent anniversary thereafter, we will be required to provide substitute credit support for the portion of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds and pursuant to the Tax Support Agreement, Seahawk will pay Pride a fee based on the actual credit support provided. We are not obligated to utilize Pride’s credit support for the provision of surety bonds or other collateral. Additionally, the Tax Support Agreement does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. If we are not able to obtain additional security for future tax assessments, if any, the full amount assessed will become due and payable. The recourse of the Mexican tax authorities, however, is limited to the specific legal entity assessed. Additionally, if we are not able to provide substitute credit support for the collateral guaranteed or indemnified by Pride beginning on August 24, 2012, the full amount assessed will become due and payable. Either the failure to replace Pride’s credit support for existing assessments as and when required by the Tax Support Agreement or our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the Tax Support Agreement and the Revolving Credit Facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

Transition Services Agreement

Under the Transition Services Agreement, Pride will provide us with specified support services during a transitional period of up to two years following the Spin-off Date. Pride may provide specified accounting, treasury, hotline, human resources, information technology and systems and purchasing services and office and yard space access in exchange for agreed fees set forth in the Transition Services Agreement. We may generally terminate any or all of the services on 30 days advance notice, subject to payment of any increased or stranded costs associated with early termination.

The Pride Tennessee and Pride Wisconsin are two independent-leg jackup rigs owned by Pride. After the Spin-off Date, the customer contracts applicable to these rigs remained with the Seahawk subsidiaries which originally entered into these contracts. Pursuant to an agreement we entered into with Pride, all benefits and risks of these customer contracts passed through to Pride until their completion, which occurred in August 2009 for the Pride Wisconsin and in October 2009 for the Pride Tennessee. Upon exportation of the Pride Tennessee and the Pride Wisconsin from Mexico, we will no longer be obligated to manage the rigs.

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

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

Major Customers and Concentration of Credit Risk

Our customers consist of various oil and natural gas producers, drilling service providers and Pemex Exploración y Producción (“PEMEX”), which is the national oil company in Mexico and our only customer in Mexico. The capital expenditures of our customers are generally dependent on their views of future oil and gas prices and successful offshore drilling activity. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. PEMEX accounted for 74%, and 65% of our total revenue for the nine month periods ended September 30, 2009, and 2008, respectively.

Subsequent Events

In preparing these financial statements, we have evaluated subsequent events through November 16, 2009, which is the date the financial statements are being issued.

Dollar Amounts

In the notes to the unaudited financial statements, all dollar amounts in tabulations, other than per share amounts, are in thousands of dollars, unless otherwise noted.

Revenue Recognition

We recognize revenue as services are performed based upon contracted dayrates and the number of operating days during the period. We record all taxes imposed directly on revenue-producing transactions on a net basis. Mobilization fees received and costs incurred in connection with a customer contract to mobilize a rig from one geographic area to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees received for capital improvements to rigs are deferred and recognized on a straight-line basis over the period of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets.

Cash and Cash Equivalents

We consider all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

Property and Equipment

Property and equipment comprise a significant amount of our total assets. Property and equipment are carried at their original cost or adjusted net realizable value, as applicable. Major renewals and improvements are capitalized and depreciated over the respective asset’s remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations.

We depreciate property and equipment using the straight-line method based upon expected useful lives of each class of assets. The expected original useful lives of the assets for financial reporting purposes range from five to 25 years for rigs and rig equipment and three to 20 for other property and equipment. We evaluate our estimates of remaining useful lives and salvage value for our rigs when changes in market or economic conditions occur that may impact our estimates of the carrying value of these assets. The average remaining depreciable life of our rigs at September 30, 2009 is approximately 6.9 years.

We determine the carrying value of these assets based on property and equipment policies that incorporate our estimates, assumptions and judgments relative to the carrying value, remaining useful lives and salvage value of our rigs and other assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets, fair value assessments and market valuations from third parties, and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates and costs. Prolonged periods of low utilization and dayrates could result in the recognition of

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

impairment charges on certain of our rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. The use of different estimates and assumptions could result in materially different carrying values of our assets and could materially affect our results of operations.

In conjunction with the spin-off, Pride conducted a fair value assessment, pursuant to Accounting Standards Codification (“ASC”) Topic 360-10, Impairment or Disposal of Long-Lived Assets, of the jackup rig fleet that constitutes Seahawk’s operating assets. This valuation was prepared under the guidelines established by ASC Topic 820, Fair Value Measurements and Disclosures. Pride’s valuation included three components: (1) recent valuations provided by an independent rig broker, (2) recent valuations provided by public analysts’ research reports and (3) an income approach using Pride’s discounted cash flow analysis. Pride’s valuation was based on unobservable inputs that required them to make assumptions about the future performance of the mat-supported jackup rigs for which there is little or no market data, including projected demand, dayrates and operating costs. Pride then applied a weighted average to the three components to obtain an estimate of the fair market value of the rig fleet. Based on this valuation analysis, Pride determined that these rigs had a fair market value that was approximately $32.1 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we recorded an impairment charge of approximately $32.1 million in the three and nine month periods ended September 30, 2009. These impairment charges resulted in reduced depreciation expense of approximately $0.4 million during the three and nine month periods ended September 30, 2009. In accordance with ASC Subtopic 360-10, when an impairment charge is recorded, the impairment charges are recorded directly against the cost basis of the assets being impaired. This new cost basis for the assets is to be depreciated over their remaining useful life. Therefore, at the Spin-off Date, we adjusted the gross cost of the drilling rigs to match their fair value on the Spin-off Date, and we reduced the accumulated depreciation by $444.4 million on the rigs accordingly.

Goodwill

Goodwill is not amortized. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350-20, Goodwill, we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Goodwill impairment evaluations are, by nature, highly subjective. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of the reporting units with its carrying amount (including goodwill). If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s goodwill carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Fair value is estimated using discounted cash flows of the reporting unit and other market-related valuation models, including earnings multiples and comparable asset market values. In making an assessment of fair value, we rely on current and past experience concerning our industry cycles, which historically have proven to be extremely volatile. In addition, we make future assumptions based on a number of factors including future operating performance, as discussed above in Property and Equipment, expected economic conditions and actions we expect to take. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

Due to the decline in dayrates and utilization of our jackup rigs in 2009, we completed quarterly assessments to determine whether our goodwill was impaired. Since our spin-off and the registration of our common stock, our market capitalization provides additional fair value information that will be utilized to evaluate the recoverability of our goodwill during our annual impairment test. ASC Topic 350-20, Goodwill, indicates that quoted market prices in active markets are the best evidence of fair value. We completed an assessment at September 30, 2009, which included the market value of our common stock in the impairment analysis. Based on the results of these assessments, it was determined that no impairment of goodwill was required.

Rig Certifications

We are required to obtain certifications from various regulatory bodies in order to operate our offshore drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs associated with obtaining and maintaining such certifications, including inspections and surveys, and drydock costs to the rigs are deferred and amortized over the corresponding certification periods.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

As of September 30, 2009 and December 31, 2008, the deferred and unamortized portion of such costs on our balance sheet was $4.7 million and $6.4 million, respectively. The portion of the costs that are expected to be amortized as an operating expense in the 12 month periods following each balance sheet date are included in other current assets on the balance sheet and the costs expected to be amortized after more than 12 months from each balance sheet date are included in other assets. The costs are amortized on a straight-line basis over the period of validity of the certifications obtained. These certifications are typically for five years, but in some cases are for shorter periods. Accordingly, these deferred costs are generally amortized over a five year period.

Stock-Based Compensation

Prior to our spin-off from Pride, several of our employees owned unvested Pride stock-based awards, including restricted stock and restricted stock units. At the time of our spin-off, all of the unvested Pride stock-based awards held by transferring employees were cancelled and replaced with Seahawk restricted stock units of an equivalent fair value. These replacement awards are subject to the vesting schedule that corresponds to the remaining vesting schedule of the forfeited awards on the Spin-off Date, and the compensation expense attributable to these awards is equal to the value of the award at the time the original award was granted.

We follow ASC Topic 718, Stock Compensation, to measure and record compensation expense for all stock-based payment awards made to employees and directors including restricted stock units and employee stock options. We expense the fair value of employee stock options and other equity-based compensation beginning on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Stock-based compensation expense recognized during the period is based on the fair value of the portion of the stock-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures have been estimated on the grant date and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation

We have designated the U.S. dollar as the functional currency for our international operations because we contract with customers, purchase equipment and finance capital using or by indexing to the U.S. dollar. In accordance with ASC Topic 830, Foreign Currency Matters, when the U.S. dollar is designated as the functional currency, certain assets and liabilities of international operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations.

Income Taxes

Our tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. Currently payable income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet.

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the asset is recovered or the liability is settled. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. While we have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws could require us to adjust the valuation allowances for our deferred tax assets. These adjustments to the valuation allowance would impact our income tax provision in the period in which such adjustments are identified and recorded.

Earnings per Share

Basic earnings per share from continuing operations has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share from continuing operations has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if stock options, and restricted stock units were converted into common stock, net of income taxes.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

The calculation of basic and diluted earnings per share and shares outstanding for all periods presented prior to the Spin-off Date is based on the number of shares of our common stock distributed on the Spin-off Date as discussed in Note 1.

Accounting Pronouncements

On January 1, 2009, we adopted ASC Topic 805, Business Combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, and restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date. In addition, under the new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance was effective for fiscal years beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008. Adoption of this guidance on January 1, 2009 had no impact on our results of operations or financial position.

We adopted ASC Subtopic 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements) on January 1, 2009. ASC Subtopic 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, ASC Subtopic 810-10-65 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The adoption of ASC Subtopic 810-10-65 did not have a material impact on our consolidated or combined financial statements.

In April 2009, the FASB issued an update to ASC Subtopic 825-10, Financial Instruments. ASC Section 825-10 requires publicly traded companies to disclose the fair value of financial instruments within the scope of ASC 825 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. We adopted this provision effective April 1, 2009, with no material impact on our consolidated or combined financial statements.

In May 2009, the FASB issued ASC Subtopic 855-10, Subsequent Events. The provisions of ASC Subtopic 855-10 establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted this provision effective April 1, 2009, with no material impact on our consolidated or combined financial statements.

In June 2009, the FASB issued ASC Subtopic 810-10-05, Consolidation - Variable Interest Entities. The provisions of ASC Subtopic 810-10-05 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This statement will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

provision will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We will adopt this provision effective January 1, 2010, and we do not expect the adoption to have a material impact on our consolidated or combined financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles. ASC Topic 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The FASB Accounting Standards Codification (“Codification”) is the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This pronouncement was adopted in the third quarter of 2009, and our adoption of this pronouncement did not have an effect on our consolidated or combined financial statements, other than changes to our references to various authoritative accounting pronouncements in our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends ASC Subtopic 820-10. ASU 2009-05 provides clarification in circumstances when a quoted price in an active market for an identical liability is not available. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, ASU 2009-05 clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after its issuance, and is, therefore, effective for us beginning with the fourth quarter of 2009. We do not believe the implementation of ASU 2009-05 will have a material impact on our consolidated or combined financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of ASC Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating ASU 2009-13 and the impact it may have on our consolidated or combined financial statements.

NOTE 4. DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of ASC 205-20, Discontinued Operations. For the disposition of any asset group accounted for as discontinued operations, we have reclassified the results of operations as discontinued operations for all periods presented. Such reclassifications had no effect on our net income, net parent funding or retained earnings.

In May 2008, we sold our entire fleet of platform rigs and related land, buildings and equipment for $66 million in cash. In connection with the sale, we entered into an agreement with the buyer to operate two platform rigs until their existing contracts were completed. In March 2009, the contract for one of these rigs was canceled, and the remaining deferred gain of $2.8 million related to the sale of the rig was recognized. The rig was subsequently transitioned to the buyer in April 2009.

A contract extension for the remaining rig was granted in April 2009, and we managed that rig until the contract was completed in September 2009. The contract extension required us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retained. Management of drilling service is part of our continuing operations, therefore the revenues and cost of revenues associated with this management agreement are included in our income from continuing operations.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

The following tables present selected information regard the results of our discontinued operations.

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Revenues	$29	$8,396

Income (loss) before taxes, excluding gain on disposal	79	(68)
Income tax (expense) benefit	(30)	23
Gain (loss) on disposal of assets, net of tax	—	1,886

Income from discontinued operations	$49	$1,841

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Revenues	$7,970	$47,150

Income (loss) before taxes, excluding gain on disposal	(144)	8,993
Income tax (expense) benefit	50	(3,148)
Gain on disposal of assets, net of tax	3,235	13,648

Income from discontinued operations	$3,141	$19,493

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(In thousands)
Rigs and rig equipment	$501,625	$1,080,168
Other	15,349	10,068

Property and equipment, cost	516,974	1,090,236
Accumulated depreciation and amortization	(33,795)	(478,190)

Property and equipment, net	$483,179	$612,046

As discussed in Note 3, in conjunction with our spin-off, Pride conducted a fair value assessment of the jackup rig fleet that constitutes Seahawk’s operating assets. Based on this valuation analysis, Pride determined that our rigs had a fair market value that was approximately $32.1 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we recorded an impairment charge of approximately $32.1 million in the three and nine month periods ended September 30, 2009. In accordance with ASC Subtopic 360-10, when an impairment charge is recorded, the impairment charges are recorded directly against the cost basis of the assets being impaired. This new cost basis for the assets is to be depreciated over their remaining useful life. Therefore, at the Spin-off Date, we adjusted the gross cost of the drilling rigs to match their fair value on the Spin-off Date, and we reduced the accumulated depreciation by $444.4 million on the rigs accordingly.

NOTE 6. SECURED REVOLVING CREDIT FACILITY

On August 4, 2009, we entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with a group of lenders (the “Lenders”) that matures September 30, 2011. The Revolving Credit Facility has an initial facility amount of up to $36.0 million (the “Commitments”), subject to availability and a borrowing base, as defined in the Revolving Credit Agreement. Up to $27.0 million of the Revolving Credit Facility is available to issue letters of credit, and up to $36.0 million of the Revolving Credit Facility is available for revolving credit loans. We may, on up to three occasions for up to one year, increase the total Commitments to the Revolving Credit Facility amount by adding one or more banks, financial institutions or other lender parties as lenders or by allowing one or more of the Lenders to increase their respective

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

Commitments. Total Commitments cannot exceed an amount equal to $50.0 million. Loans made under the Revolving Credit Facility may be used by us only to fund reactivation capital expenditures, and letters of credit issued under the Revolving Credit Facility may be used by Seahawk for general corporate purposes, including the backstop of surety bonds. Letters of credit issued to backstop surety bonds related to Mexican tax assessments are limited to 20% of the total Commitment amount. The facility is secured by 15 of our rigs and substantially all of our other assets, including our accounts receivables, spare parts and certain cash and cash equivalents. The net book value of the assets that secure the credit facility is approximately $659 million. On September 30, 2009, based upon our borrowing base calculation, we had up to $34.4 million available to borrow under the Revolving Credit Facility, and we had no outstanding borrowings under the Revolving Credit Facility.

Interest on the Revolving Credit Facility is calculated based on outstanding loans and letters of credit as well as commitment fees for any unused portion of the Revolving Credit Facility. Amounts drawn on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a 4.5% margin or the adjusted base rate, plus margin, as defined in the agreement. Seahawk shall pay a per annum letter of credit fee equal to the applicable LIBOR Margin. Commitment fees for the unused portion of the Revolving Credit Facility shall be 150 basis points per annum on the average daily unused portion of the Revolving Credit Facility. Under the Master Separation Agreement, Pride is responsible for certain transaction costs related to this facility.

The Revolving Credit Facility contains a number of covenants restricting, among other things, investments; payment of dividends; indebtedness; liens; guarantee obligations; mergers, consolidations, liquidations and dissolutions; sales of assets; leases; dividends and other payments and distributions in respect of capital stock and subordinated debt; capital expenditures; investments, loans and advances; transactions with affiliates; sale and leasebacks; changes in fiscal year; negative pledge clauses; changes in lines of business; and speculative hedging. The Revolving Credit Facility also requires us to maintain certain minimum ratios with respect to our financial condition, including current assets to current liabilities; liquidation value of the collateralized rigs; tangible net worth; and adjusted earnings before interest, taxes, depreciation and amortization to fixed charges. At September 30, 2009, we are in compliance with our covenants.

NOTE 7. STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of (a) 75 million shares of common stock, par value $.01 per share, and (b) 10 million shares of preferred stock, par value $.01 per share. As of September 30, 2009, approximately 11.6 million shares of our common stock were outstanding and there were no outstanding shares of our preferred stock.

Common Stock

The holders of our common stock are entitled to one vote per share on all matters to be voted on by stockholders generally, including the election of directors. There are no cumulative voting rights, meaning that the holders of a majority of the shares voting for the election of directors can elect all of the directors standing for election. Our common stock carries no preemptive or other subscription rights to purchase shares of our stock and is not convertible, redeemable or assessable or entitled to the benefits of any sinking fund. Holders of our common stock will be entitled to dividends in the amounts and at the times declared by our Board of Directors out of funds legally available for the payment of dividends. If we are liquidated, dissolved or wound up, the holders of our common stock will share pro rata in our assets after satisfaction of all of our liabilities and the prior rights of any outstanding class of our preferred stock.

Our shares of common stock are listed on the NASDAQ Global Select Market under the symbol “HAWK.”

Preferred Stock

Our Board of Directors has the authority, without stockholder approval, to issue shares of preferred stock in one or more series and to fix the number of shares and terms of each series. Our Board of Directors may determine the designation and other terms of each series, including, among others, dividend rights, voting powers, preemptive rights, conversion rights, redemption rights, and liquidation preferences.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

Earnings per Share

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three month and nine month periods ended September 30, 2009 and 2008 (in thousands, except per share information).

	Three Months Ended September 30,
	2009	2008
Income (loss) from continuing operations	$(32,470)	$41,798

Weighted average shares of common stock outstanding - basic	11,608	11,584
Stock options	—	—
Restricted stock awards	—	—

Weighted average shares of common stock outstanding - diluted	11,608	11,584

Income from continuing operations per share
Basic and diluted	$(2.80)	$3.61

	Nine Months Ended September 30,
	2009	2008
Income (loss) from continuing operations	$(28,249)	$135,060

Weighted average shares of common stock outstanding - basic	11,592	11,584
Stock options	—	—
Restricted stock awards	—	—

Weighted average shares of common stock outstanding - diluted	11,592	11,584

Income from continuing operations per share
Basic and diluted	$(2.44)	$11.66

The calculation of basic and diluted earnings per share and shares outstanding for all periods presented prior to the Spin-off Date is based on the number of shares of our common stock distributed on the Spin-off Date as discussed in Note 1.

For the three month and nine month period ended September 30, 2009, the dilutive effect of our 350,141 outstanding stock options and 680,788 outstanding restricted stock unit awards were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations and their effect would have been anti-dilutive.

NOTE 8. STOCK-BASED COMPENSATION

Adoption of Stock Plan and Grants

Effective August 4, 2009, Pride, as our sole stockholder on that date, adopted the Seahawk 2009 Long-Term Incentive Plan (the “2009 Plan”) under which employees and directors are eligible for stock-based compensation awards, as selected by the Compensation Committee of our Board of Directors.

The 2009 Plan provides for the granting or awarding of stock options, restricted stock units, other stock-based awards and cash awards to directors, officers and employees. The 2009 Plan allows for up to 1,505,928 shares of our common stock to be used for equity-based awards. As of September 30, 2009, we have approximately 409,140 shares of common stock authorized for issuance under the 2009 Plan.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

Restricted Stock Units

Restricted stock unit awards consist of restricted grants of units denominated in common stock. By design, a restricted stock unit is a unit evidencing the right to receive in specified circumstances one share of common stock that is restricted or subject to forfeiture provisions. Restricted stock units are included in our calculation of fully-diluted share, however, they do not represent common shares outstanding until they are vested and converted into commons stock.

In August 2009, in conjunction with our spin-off, we granted 579,575 restricted stock units, of which 545,393 were issued to officers and employees of Seahawk and 34,182 were issued to non-employee directors of Seahawk. The restricted stock units issued to the employees and officers vest over various dates ranging from upon issuance through August 2012. The restricted stock units issued to the non-employee directors vested upon issuance.

In August 2009, also in conjunction with our spin-off, we issued 167,072 restricted stock units to replace unvested Pride stock-based awards that were forfeited by former Pride employees who transferred to Seahawk. Under the provisions of ASC Topic 718, the amount allocated to unearned compensation upon the issuance of the replacement equity awards is based on the remaining unearned compensation of the original equity award, provided that the fair value of the original awards on the grant date was equal to the fair value of the replacement awards on the grant date, and the vesting period of the replacement equity awards is identical to the vesting period of the original equity awards. The replacement restricted stock units vest according to the remaining vesting schedule of the forfeited stock-based awards over various dates ranging from December 2009 through January 2012. The weighted average vesting period for the unvested restricted stock units is 2.2 years.

During the quarter ended September 30, 2009, we recognized $3.9 million in compensation expense related to our restricted stock awards, of which $3.8 million was allocated to selling, general and administrative expenses and the remaining $0.1 million was allocated to operating expenses. At September 30, 2009, the unamortized compensation cost related to outstanding unvested restricted stock was $14.1 million.

All of the unvested restricted stock units granted under the 2009 Plan are eligible to participate in dividend equivalents which are equal to the amount of dividends paid or issued to our common stockholders, if any. These dividend equivalents, if any, are subject to the same vesting schedule, and will be paid at the same time, as the underlying restricted stock unit for which the dividend equivalent is awarded.

Stock Options

We utilize the Black-Scholes pricing model to measure the fair value of stock options granted. We measure the fair value of stock option awards on the grant date using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the stock options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. We estimate the volatility of our stock options using a weighted average blend of historical volatilities of a peer group of drilling and energy service companies because our common stock did not trade prior to the Spin-off Date.

In August 2009, in conjunction with our spin-off, we granted 350,141 stock options to four of our executive officers under the terms of their employment agreements. These options vest over a two-year period and have a weighted average exercise price of $25.95. One-third of the options vested upon the grant date, and the remaining options will vest at a rate of one-third per year upon the annual anniversary date of the grant date and will expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire in August 2019.

The aggregate intrinsic value of our outstanding stock options was $1.8 million on September 30, 2009. Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all the holders exercised their stock options on the last trading day of the quarter. This amount changes based on the fair market value of our common stock.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

During the quarter ended September 30, 2009, we recognized $1.8 million in compensation expense in selling, general and administrative costs related to these awards. At September 30, 2009, the unamortized compensation cost related to outstanding unvested stock options was $3.0 million.

NOTE 9. INCOME TAXES

Until August 2009, Seahawk was a member of an affiliated group that included its former parent company, Pride. Current and deferred taxes are allocated based upon what Seahawk’s tax provision (benefit) would have been had Seahawk filed a separate tax return. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of Seahawk’s assets and liabilities using the applicable tax rates in effect. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.

Concurrent with the spin-off, we entered into a Tax Sharing Agreement with Pride which governs Pride’s and our respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits, and other tax matters. Under the terms of the Tax Sharing Agreement, generally, we must reimburse Pride, and Pride must reimburse us, for the use by one party of tax benefits allocated (under rules consistent with how taxes are allocated) to the other party. However, we will have no obligation to reimburse Pride, and Pride will have no obligation to reimburse us, for tax benefits arising in and used during tax periods beginning prior to the date of the spin-off, unless (i) such tax benefits result from a tax proceeding resolved after the date of the spin-off and (ii) the use of such tax benefits does not reduce or defer the use of the other party’s other tax benefits or result in an increase in the other party’s taxes.

As part of the separation from Pride, Seahawk was allocated certain tax attributes, including alternative minimum tax credits of approximately $17.0 million and foreign tax credit carryforwards of approximately $20.0 million. Seahawk is required by the Tax Sharing Agreement to reimburse Pride upon the utilization of a portion of these tax attributes. As of September 30, 2009, we estimate that we would be required to reimburse Pride $7.5 million for the future utilization of certain of these tax attributes. In addition, Seahawk has evaluated the need for a valuation allowance against its deferred tax assets and has determined that one is not needed at this time because Seahawk believes that it is more likely than not that these deferred tax assets will be realized.

In 2006 and 2007, we received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Pursuant to local statutory requirements, Pride had provided surety bonds related to Seahawk entities in the amount of approximately 555 million Mexican pesos, or approximately $41 million as of September 30, 2009. These cases are currently being contested in the Mexican Federal Tax Court. These surety bonds remain outstanding and Pride has been released as an indemnitor thereto, and Seahawk assumed the indemnity obligation for the surety bonds. In February 2009, we received additional tax assessments for the tax years 2003 and 2004 related to three Seahawk entities, including two entities which are dormant and have no material operations or net assets at September 30, 2009, in the amount of 1,098 million Mexican pesos, or approximately $81 million. We have contested these assessments through an administrative appeal to the Mexican tax authority. Each assessment contests our right to claim certain deductions in our tax returns for those years. In addition, we recently received an observation letter from the Mexican government for the 2006 tax year that could ultimately result in additional assessments. Seahawk filed its response to this observation letter on November 3, 2009. We anticipate that the Mexican government will make additional assessments contesting similar deductions for other open tax years. If the Mexican tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be $100 million as of September 30, 2009. Additional security may be required to be provided to the extent assessments are contested, which security may include our five rigs that are not collateralized under the Revolving Credit Facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

Mexican law requires taxpayers generally to provide a suitable guarantee or collateral against asserted tax liabilities to prevent such liabilities from being due and payable. This requirement is not applicable when an assessment is under administrative appeal to the Mexican tax authority. The provision of a guarantee or collateral for the amount of the assessment is not required to contest assessments with the Mexican tax authority or in the Mexican courts. The Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary if a suitable guarantee or collateral are not provided when due. We anticipate that bonds or other suitable collateral may be due in the fourth quarter of 2009 in connection with these assessments, which collateral may include our rigs that are not collateralized under the Revolving Credit Facility (as defined in Note 6) or other forms of security permitted by the Mexican tax authority. We are also evaluating the consequences of not providing a suitable guarantee or collateral for certain assessments against two of our dormant subsidiaries which have no material operations or net assets at September 30, 2009.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

In addition, pursuant to the terms of the Tax Sharing Agreement, we are liable to Pride for tax assessments related to entities retained by Pride for tax periods through December 31, 2008.

The effective tax rate for the three month period ended September 30, 2009 was a benefit of 41.1% and an expense of 34.8% in the comparable period in 2008. The increase in the effective tax rate reflects the impact of additional tax benefit recorded upon the filing of Pride’s 2008 federal return and a decrease in tax expense due to a change in an estimate of an uncertain tax position.

The effective tax rate for the nine month period ended September 30, 2009 was a benefit of 37.9% and an expense of 35.1% in the comparable period in 2008. The increase in the effective tax rate reflects the impact of additional tax benefit recorded upon the filing of Pride’s 2008 federal return.

NOTE 10. RELATED PARTY TRANSACTIONS

On and prior to the Spin-off Date, Seahawk had an extensive and ongoing related party relationship with Pride and its affiliates. Subsequent to the Spin-off Date, neither Pride nor its affiliates are considered a related party. The following summarizes our related party transactions with Pride for three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Operating expenses:
Direct charges from Pride affiliates	$5,892	$10,245
Allocated Pride Corporate expenses	$501	$2,345
General and administrative expenses:
Allocated Pride Corporate expenses	$2,658	$4,631

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating expenses:
Direct charges from Pride affiliates	$27,176	$31,627
Allocated Pride Corporate expenses	$6,469	$12,244
General and administrative expenses:
Allocated Pride Corporate expenses	$13,293	$17,101

Pride carried out purchasing services on behalf of GOM for materials, supplies, maintenance and other items. There was no mark-up on these items, as the costs were included in the Pride Corporate allocations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Loss of Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the United States Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. The rig had a net book value of approximately $14 million and, and we have collected $25 million for the insured value of the rig. We expect to incur total costs of approximately $60.5 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned or operated by third parties. As of September 30, 2009 we have incurred costs of $35.2 million for the removal of the wreckage and salvage operations and we have received $13.9

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

million in related insurance proceeds. These remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, for which we are a named insured. Under the Master Separation Agreement with Pride, at our option, Pride will finance upon request all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. We are permitted to incur up to $10 million of such debt to Pride under our Revolving Credit Facility. We will be responsible for any costs not covered by Pride’s insurance, under which we are a named insured for this claim. In October 2009, we submitted a request to Pride to finance $10 million in Pride Wyoming salvage costs incurred by us.

Three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico assert that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants have requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. These owners have claimed damages in excess of $148 million in the aggregate. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride has retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured for this claim.

Pride’s Foreign Corrupt Practices Act Investigation

The Audit Committee of Pride’s Board of Directors, through independent outside counsel, has undertaken an investigation of potential violations of the United States Foreign Corrupt Practices Act (“FCPA”) in several of its international operations. With respect to the Mexico operations included in these consolidated and combined financial statements, this investigation has found evidence suggesting that payments, which may violate the FCPA, were made to government officials in Mexico aggregating less than $150,000. The evidence to date regarding these payments suggests that payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico. Pride has voluntarily disclosed information found in the investigation to the Department of Justice (“DOJ”) and the SEC. We have been informed by Pride that it is continuing to cooperate with these authorities as the investigation and FCPA compliance reviews continue. However, we are not a party to nor are we involved in any of the discussions with the DOJ or the SEC.

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated and combined financial statements or on our business. Pursuant to the Master Separation Agreement, we are responsible for any liabilities, costs or expenses related to, arising out of, or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions) except that our responsibility for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million. At the Spin-off Date, we recognized an indemnity obligation to Pride of approximately $0.3 million. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for our company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

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

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

NOTE 12. SEGMENT AND ENTERPRISE-RELATED INFORMATION

We provide offshore contract drilling services to oil and gas production and development companies in the Gulf of Mexico. We manage and measure our performance based upon the geographic location of where the services are performed. We have two reportable segments consisting of our geographic regions, United States and Mexico, and, subsequent to the Spin-off Date, we have a non-reportable Corporate segment that provides general and administrative services to our operating segments. This revised segment approach better reflects our organization structure and management as a stand-alone company. Accordingly, we have restated our prior period segment results by moving corporate-related selling, general and administrative out of the United States and Mexico segments and into the Corporate segment to be consistent with the current year presentation.

The accounting policies for our segments are the same as those described in Note 3. We evaluate the performance of our business units based on earnings from operations. Summarized financial information by segment is shown in the following table for the three months and nine months ended September 30, 2009 and 2008:

	United States	Mexico	Corporate	Total
	(In thousands)
Three Months Ended September 30, 2009
Revenues	$8,358	$59,253	$—	$67,611
Earnings (loss) from operations	(42,112)	821	(12,850)	(54,141)
Total assets	462,268	247,187	—	709,455
Capital expenditures	2,579	49	—	2,628
Depreciation and amortization	8,668	6,232	—	14,900
Three Months Ended September 30, 2008
Revenues	$62,203	$101,758	$—	$163,961
Earnings (loss) from operations	17,919	51,317	(4,631)	64,605
Total assets	307,074	540,009	—	847,083
Capital expenditures	2,496	878	—	3,374
Depreciation and amortization	5,929	9,496	—	15,424

	United States	Mexico	Corporate	Total
	(In thousands)
Nine Months Ended September 30, 2009
Revenues	$67,049	$192,778	$—	$259,827
Earnings (loss) from operations	(57,789)	35,382	(23,485)	$(45,892)
Total assets	462,268	247,187	—	709,455
Capital expenditures	14,994	4,024	—	19,018
Depreciation and amortization	19,803	26,933	—	46,736
Nine Months Ended September 30, 2008
Revenues	$186,341	$343,293	$—	$529,634
Earnings (loss) from operations	45,825	179,141	(17,101)	207,865
Total assets	307,074	540,009	—	847,083
Capital expenditures	16,685	15,376	—	32,061
Depreciation and amortization	17,709	29,558	—	47,267

All of our revenues and earnings from operations in Mexico are derived from PEMEX. PEMEX accounted for 88% and 62% of our consolidated and combined revenues for the three month periods ended September 30, 2009 and 2008, respectively. PEMEX accounted for 74% and 65% of our consolidated and combined revenues for the nine month periods ended September 30, 2009 and 2008, respectively. We are exposed to the risk of changes in social, political and economic conditions in Mexico. Policy changes by PEMEX or the Mexican government could also adversely affect our financial condition and results of operations.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements, continued

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Prepaid expenses and other current assets consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Deferred mobilization and inspection costs	$1,707	$7,546
Deferred financing costs	286	—
Prepaid expenses	4,916	4,644
Insurance receivables	48,156	49,820
Other	997	424

Total	$56,062	$62,434

Accrued liabilities consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Deferred mobilization revenue	$702	$10,707
Salvage costs	25,592	41,186
Taxes other than income	11,018	13,251
Payroll and benefits	6,786	3,107
Deferred gain	7,297	7,414
Other accrued expenses	18,084	11,430

Total	$69,479	$87,095

Supplemental cash flows and non-cash transactions were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash paid during the year for:
Income taxes - U.S., net	$—	$343
Income taxes - foreign, net	19,032	37,678
Change in capital expenditures in accounts payable	367	(12,817)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated and combined financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes included elsewhere herein and “Selected Historical Combined Financial Information,” “Unaudited Pro Forma Combined Financial Information” and the combined financial statements and notes thereto, all included in our Registration Statement on Form 10 which was declared effective on August 12, 2009. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere herein and in our information statement. See “Forward-Looking Information” herein. Unless the context requires otherwise or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our,” “ours”, “us”, and “Seahawk” refer to Seahawk Drilling, Inc. The financial information for periods prior to our separation from Pride International, Inc. (“Pride”) referred to below reflects the effects of, among other things, certain assets and operations retained by Pride and that are not held by Seahawk after its separation from Pride.

The Company

We operate a jackup rig business that provides contract drilling services to the oil and natural gas exploration and production industry in the Gulf of Mexico. Our fleet of mobile offshore drilling rigs consists of 20 jackup rigs that are capable of operating in maximum water depths of up to 300 feet and drilling to depths of up to 25,000 feet. We have one of the largest fleets of jackup rigs located in the Gulf of Mexico. We contract with our customers on a dayrate basis to provide rigs and drilling crews, and we are responsible for the payment of operating and maintenance expenses. Our customers primarily consist of various oil and natural gas producers, drilling service providers and Pemex Exploración y Producción (“PEMEX”), the national oil company in Mexico.

Separation from Pride

On August 4, 2009, the Board of Directors of Pride approved a plan to separate Pride into two independent, publicly traded companies. The separation occurred through the distribution to Pride stockholders of all of the shares of common stock of Seahawk that held directly or indirectly, the assets and liabilities of Pride’s 20 mat-supported jackup rig business. On August 24, 2009 (the “Spin-off Date”), each Pride stockholder received 1/15 of a share of our common stock, which are subject to our rights plan, for each share of Pride common stock held at the close of business on August 14, 2009, the record date. After the spin-off, Seahawk is an independent company and Pride retains no interest in our operations.

Prior to the spin-off, we used the operating and corporate functions of Pride for a variety of services including engineering, training and quality control, environmental, health and safety, accounting, corporate finance, human resource management (such as payroll and benefit plan administration), information technology and communications, legal, purchasing and inventory management, risk management, tax and treasury. As a part of Pride, we were allocated operating expenses through the Spin-off Date of $0.5 million and $6.5 million for the three months and nine months ended September 30, 2009, respectively, and $2.3 million and $12.2 million for the three months and nine months ended September 30, 2008, respectively. We were allocated general and administrative expenses through the Spin-off Date of $2.7 million and $13.3 million for the three months and nine months ended September 30, 2009, respectively, and $4.6 million and $17.1 million for the three months and nine months ended September 30, 2008, respectively. Management believes the assumptions and methodologies underlying the allocation of these expenses from Pride are reasonable. However, such expenses may not be indicative of the actual level of expense that will be incurred by us or that would have been incurred by us if we operated as an independent, publicly traded company prior to the spin-off. We entered into a Transition Services Agreement with Pride which provides for continuation of some of these services after the spin-off in exchange for fees specified in the agreement. The terms and prices in the Transition Services Agreement may be different than the terms and prices in effect prior to the spin-off.

Our Rig Fleet

The following table contains information regarding our rig fleet as of November 12, 2009. All of our rigs are mat-supported jackup rigs and are currently located in the Gulf of Mexico.

Seahawk Rig Name	Former Rig Name	Type	Built/ Upgraded	Water Depth Rating	Drilling Depth Rating (In Feet)	Contracted Until
U.S. Contracted
Seahawk 2600	Pride Alaska	Cantilever	1982/2002	250	20,000	November 2009
Seahawk 2601	Pride Kansas	Cantilever	1976/1999	250	25,000	April 2010
Seahawk 2602	Pride Missouri	Cantilever	1982	250	20,000	April 2010
Seahawk 2007	Pride New Mexico	Cantilever	1982	200	20,000	January 2010
Mexico
Seahawk 3000	Pride Texas	Cantilever	1974/1999	300	25,000	December 2009
Seahawk 2501	Pride California	Slot	1975/2002	250	20,000	December 2009
Seahawk 2505	Pride Oklahoma	Slot	1975/2002	250	20,000	N/A
U.S. Available
Seahawk 2504	Pride Michigan	Slot	1975/2002	250	20,000	N/A
Seahawk 2001	Pride Arkansas	Cantilever	1982	200	20,000	N/A
Seahawk 2004	Pride Mississippi	Cantilever	1981/2002	200	20,000	N/A
U.S. Cold Stacked
Seahawk 2502	Pride Georgia	Slot	1981/1995	250	20,000	N/A
Seahawk 2500	Pride Arizona	Slot	1981/1996	250	20,000	N/A
Seahawk 2006	Pride Nevada	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2003	Pride Florida	Cantilever	1981	200	20,000	N/A
Seahawk 2005	Pride Nebraska	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2503	Pride Louisiana	Slot	1981/2002	250	20,000	N/A
Seahawk 2008	Pride South Carolina	Cantilever	1980/2002	200	20,000	N/A
Seahawk 2000	Pride Alabama	Cantilever	1982	200	20,000	N/A
Seahawk 2002	Pride Colorado	Cantilever	1982	200	20,000	N/A
Seahawk 800	Pride Utah	Cantilever	1978/2002	80	15,000	N/A

Our Business

Following the onset of the global financial crisis in mid-2008, declining prices of crude oil and natural gas and deteriorating worldwide economic conditions, the demand for drilling services declined. Lower crude oil and natural gas prices combined with the inability of our customers to obtain financing for drilling projects have had an extremely negative impact on offshore drilling activity in the United States this year. The negative impact was exacerbated by the fact that many of our customers are not able to hedge their production, and the future price of natural gas has been higher than the spot price. The decline in the United States jackup market in 2009 has been one of the sharpest downturns for United States jackup activity over the past 30 years. We have seen an increase in drilling programs since the second quarter, and there are 21 jackup rigs working in the Gulf of Mexico, up from 14 in July 2009. However, weak natural gas prices, high gas storage levels, and limited access to capital for many independent operators have continued to adversely impact rig utilization. We do not expect average dayrates to increase until overall rig fleet utilization improves.

The drilling market in the United States is strongly influenced by our customer expectations of future natural gas prices. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs when natural gas price decline. Fleet utilization and dayrates in the United States Gulf of Mexico are also influenced by U.S. demand for natural gas, competing sources of natural gas (shale plays and coal), access to capital for small and medium sized exploration and development companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes, and the number and timing of rigs moving into and out of the United States.

In Mexico, all crude oil and natural gas basins are owned by the Mexican government and operated and developed by PEMEX. Revenues from exported crude oil are a critical source of funding for Mexico’s government. PEMEX’s demand for drilling services is subject to governmental approval and intervention, and is also affected by declining production in established fields such as Cantarell and shifting of resources to newer and often onshore fields like Chicontepec. In recent years, PEMEX has increased its capital expenditures to support its current production levels. A majority of these capital expenditures are based on dollar-denominated contracts, meaning that recent declines in the Mexican peso to U. S. dollar exchange rate have reduced PEMEX’s purchasing power and led to reduced operating activity levels.

Throughout 2009, PEMEX’s spending has been adversely effected by the declining value of the peso, which devalued approximately 50% earlier in 2009 before stabilizing and has resulted in PEMEX being unable to fully fund its 2009 drilling programs. In addition, PEMEX has issued operating guidelines that favor high-specification jackups over our mat-supported rigs, resulting in a significant decline in the number of rigs we have operating in Mexico. We believe that our rigs are well-suited for operations in Mexico and that there will be opportunities in 2010 to market our rigs that have previously operated in Mexico.

As of November 1, 2009, there are 50 jackups under construction that are scheduled to enter the international market. We believe that these new rigs, along with scheduled contract rollovers of operating rigs, will result in near-term declines in international dayrates and utilization. Given the current U.S. market conditions and challenges with obtaining windstorm damage insurance for rigs operating in the Gulf of Mexico, we do not expect any of these rigs to mobilize to the United States. It is possible that some of the rigs may enter the Mexico market, but we believe that PEMEX will tender for additional jackups in 2010. In that event, PEMEX will most likely select rigs that are currently operating in the Gulf of Mexico. Furthermore, if PEMEX releases any rigs, those rigs would likely be mobilized back to United States waters.

Given the current environment, we have cold stacked a total of 10 rigs and we intend to aggressively manage our cash costs to minimize losses over the near term. We are also considering opportunities to sell assets, including the Seahawk 800. Based on forward pricing of natural gas, we are cautiously optimistic that the United States market will improve in 2010. In addition to the six rigs we have working currently, we have four additional rigs that are being marketed and could go to work quickly. Moreover, several of our stacked rigs can be reactivated on relatively short notice and with minimal capital investment. We intend to take a disciplined approach to reactivating stacked rigs when market economics justify such opportunities. Recent improvements in natural gas prices in the United States could result in an increase in demand for our rigs if this trend continues into 2010.

Recent Developments

Mexican Tax Assessments

In 2006 and 2007, we received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Pursuant to local statutory requirements, Pride had provided surety bonds related to Seahawk entities in the amount of approximately 555 million Mexican pesos, or approximately $41 million as of September 30, 2009. These cases are currently being contested in the Mexican Federal Tax Court. These surety bonds remain outstanding and Pride has been released as indemnetor thereto, and Seahawk assumed the indemnity obligations for the surety bonds. In February 2009, we received additional tax assessments for the tax years 2003 and 2004 related to these Seahawk entities, including two entities which are dormant and have no material operations or net assets at September 30, 2009, in the amount of 1,098 million Mexican pesos, or approximately $81 million, and we have contested these assessments through an administrative appeal to the Mexican tax authority. Each assessment contests our right to claim certain deductions in our tax returns for those years.

Mexican law requires taxpayers generally to provide a suitable guarantee or collateral against asserted tax liabilities in order to prevent such liabilities from being due and payable. This requirement is not applicable when an assessment is under administrative appeal to the Mexican tax authority. The provision of a guarantee or collateral for the amount of the assessment is not required to contest assessments with the Mexican tax authority or in the Mexican courts. The Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary if a suitable guarantee or collateral are not provided when due. We anticipate that bonds or other suitable collateral may be due in the fourth quarter of 2009 in connection with these assessments, which collateral may include our rigs that are not collateralized under the Revolving Credit Facility or other forms of security permitted by the Mexican tax authority. We are also evaluating the consequences of not providing a suitable guarantee or collateral for certain assessments against two of our dormant subsidiaries which have no material operations or net assets at September 30, 2009.

If our appeals are rejected, we anticipate that we will post the additional bonds or other collateral for at least a portion of the amount due, which we anticipate to be later in the fourth quarter of 2009. Pursuant to the Tax Support Agreement between us and Pride, Pride has agreed to provide a guarantee or indemnify in favor of the issuer of any such surety bonds or other collateral issued for our account in respect of Mexican tax assessments made prior to the Spin-off Date to the extent requested by Seahawk. Beginning on August 24, 2012, and on each subsequent anniversary thereafter, we will be required to provide substitute credit support for the portion of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds, and pursuant to the Tax Support Agreement, Seahawk will pay Pride a fee based on the credit support provided. We are not obligated to utilize Pride’s credit support for the provision of surety bonds or other collateral. Additionally, our Tax Support Agreement with Pride does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. If we are not able to obtain additional security for future tax assessments, if any, the full amount assessed will become due and payable. The recourse of the Mexican tax authorities, however, is limited to the specific legal entity assessed. Additionally, if we are not able to provide substitute credit support for the collateral guaranteed or indemnified by Pride beginning on August 24, 2012, the full amount assessed will become due and payable. Either the failure to replace Pride’s credit support for existing assessments as and when required by the Tax Support Agreement or our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the Tax Support Agreement and the Revolving Credit Facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

We anticipate that the Mexican government will make additional assessments contesting similar deductions for other open tax years. If the Mexican tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be $100 million as of September 30, 2009. Additional security may be required to be provided to the extent assessments are contested, which security may include our five rigs that are not collateralized under the Revolving Credit Facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

Loss of Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the United States Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. The rig had a net book value of approximately $14 million and, and we have collected $25 million through September 2009 for the insured value of the rig. We expect to incur total costs of approximately $60.5 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned or operated by third parties. As of September 30, 2009 we have incurred costs of $35.2 million for the removal of the wreckage and salvage operations and we have received $13.9 million in insurance proceeds. These remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. Under the Master Separation Agreement with Pride at our option, Pride will finance upon request all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. We are permitted to incur up to $10 million of such debt to Pride under our Revolving Credit Facility. We will be responsible for any costs not covered by Pride’s insurance. We have deferred the balance of the removal of wreckage removal operations until the first quarter of 2010 due to the winter season weather.

Three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico assert that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants have requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. These owners have claimed damages in excess of $148 million in the aggregate. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride has retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

Entry into Revolving Credit Facility

On August 4, 2009, we entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with a group of lenders (the “Lenders”) that matures September 30, 2011 The Revolving Credit Facility has an initial facility amount of up to $36.0 million (the “Commitments”), subject to availability and a borrowing base, as defined in the Revolving Credit Facility. Up to $27.0 million of the Revolving Credit Facility is available to issue letters of credit, and up to $36.0 million of the Revolving Credit Facility is available for revolving credit loans. We may, on up to three occasions for up to one year, increase the total Commitments to the Revolving Credit Facility amount by adding one or more banks, financial institutions or other lender parties as lenders or by allowing one or more of the Lenders to increase their respective Commitments. Total Commitments cannot exceed an amount equal to $50.0 million. Loans made under the Revolving Credit Facility may be used by Seahawk only to fund reactivation capital expenditures, and letters of credit issued under the Revolving Credit Facility may be used by Seahawk for general corporate purposes, including the backstop of surety bonds. Letters of credit issued to backstop surety bonds related to Mexican tax assessments are limited to 20% of the total

Commitment amount. The facility is secured by 15 of our rigs and substantially all of our other assets, including our accounts receivables, spare parts and certain cash and cash equivalents. On September 30, 2009, based upon our borrowing base calculation, we had up to $34.4 million available to borrow under the Revolving Credit Facility, and we had no outstanding borrowings under the Revolving Credit Facility.

Interest on the Revolving Credit Facility is calculated based on outstanding loans and letters of credit as well as commitment fees for any unused portion of the Revolving Credit Facility. Amounts drawn on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a 4.5% margin or the adjusted base rate, plus a margin, as defined in the agreement. Seahawk shall pay a per annum letter of credit fee equal to the applicable LIBOR Margin. Commitment fees for the unused portion of the Revolving Credit Facility shall be 150 basis points per annum on the average daily unused portion of the Revolving Credit Facility. Under the Master Separation Agreement, Pride is responsible for certain transaction costs related to this facility.

Pride’s Foreign Corrupt Practices Act Investigation

The Audit Committee of Pride’s Board of Directors, through independent outside counsel, has undertaken an investigation of potential violations of the United States Foreign Corrupt Practices Act (“FCPA”) in several of its international operations. With respect to the Mexico operations included in these consolidated and combined financial statements, this investigation has found evidence suggesting that payments, which may violate the FCPA, were made to government officials in Mexico aggregating less than $150,000. The evidence to date regarding these payments suggests that payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico. Pride has voluntarily disclosed information found in the investigation to the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”). We have been informed by Pride that it is continuing to cooperate with these authorities as the investigation and FCPA compliance reviews continue. However, we are not a party to nor are we involved in any of the discussions with the DOJ or the SEC.

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated and combined financial statements or on our business. Pursuant to the Master Separation Agreement, we are responsible for any liabilities, costs or expenses related to, arising out of, or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions) except that our responsibility for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million. At the Spin-off Date, we recognized an indemnity obligation to Pride of approximately $0.3 million. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for our company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

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

A contract extension was granted in April 2009 for the remaining rig, and we continued to operate that rig until its contract was completed in September 2009. The leases required us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retain. Management of drilling service is part of our continuing operations, and the revenues and cost of revenues associated with this management agreement are included in our income from continuing operations.

Backlog

As of September 30, 2009, we had 55% of our marketed jackup rig days contracted for the remainder of 2009. The shallow water United States Gulf of Mexico is a mature offshore basin where drilling activity is typically conducted by small, independent exploration and production companies that are heavily influenced by the price of natural gas. Our contract drilling backlog as of September 30, 2009 totaled approximately $15.6 million for future revenues and firm commitments. We calculate our backlog, or future contracted revenue for our fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various reasons, including, but not limited to, unscheduled repairs, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

Results of Operations

On and prior to the Spin-off Date, our financial position, operating results and cash flows consisted of the Gulf of Mexico Business of Pride (“GOM”). As such, combined balance sheet information and the related combined results of operations and cash flows reported herein through the Spin-off Date have been recorded based on how Pride managed GOM and include allocated costs based upon Pride’s operating structure as if GOM had been a stand-alone company. The financial statements also include, for the period prior to the spin-off, certain of Pride’s offshore rigs operating in the Gulf of Mexico that were retained by Pride after the spin-off, including:

•	The operations of two independent leg jackup rigs known as the Pride Tennessee and Pride Wisconsin, and

•	Through April 2008, rig management services provided for Thunderhorse, Mad Dog and Holstein rigs, three deepwater drilling rigs owned by a third party.

On and prior to the Spin-off Date, our consolidated financial information has been prepared using Pride’s historical basis in the assets and liabilities of GOM and the historical results of operations relating to GOM, which include the operations retained by Pride. The consolidated and combined financial statements of GOM have been prepared from the separate records maintained by Pride and may not necessarily be indicative of the conditions that would have existed or the results of operations if Seahawk had operated as a stand-alone entity.

We have two reportable segments consisting of our geographic regions, United States and Mexico, and, subsequent to the Spin-off Date, we have a non-reporting Corporate segment that provides general and administrative services to our operating segments.

Consolidated Operations

For the three months ended September 30, 2009, our consolidated revenues from continuing operations were $67.6 million, a decline of $96.4 million, or 59%, from the comparable period in 2008. The decline in 2009 revenue is attributable to PEMEX’s declining demand for our rigs which accounted for approximately $42.5 million of the decrease in revenues, and a significant decline in operating days and utilization in the United States due to lower United States natural gas prices and the credit crisis which accounted for approximately $53.8 million of the decrease. Revenues associated with assets retained by Pride at the time of the spin-off were $21.8 million and $28.2 million for the three month periods ended September 30, 2009 and 2008, respectively. Our consolidated pre-tax earnings (loss) from continuing operations for the three months ended September 30, 2009 was $(55.1) million, a decline of $119.3 million, or 186%, from the comparable period in 2008. The $119.3 million decline in pre-tax earnings from continuing operations was largely due to the decline in revenues, the $32.1 million impairment charge, $5.7 million of stock-based compensation charges of which $4.1 million was recorded upon our spin-off, and $1.4 million of consulting and legal costs associated with our spin-off. Pre-tax earnings from continuing operations associated with assets retained by Pride at the spin-off were $8.6 million and $20.5 million for the three month periods ended September 30, 2009 and 2008, respectively. Our income (loss) from continuing operations, net of tax, for the three months ended September 30, 2009 was $(32.5) million, a decline of $74.3 million, or 178%, from the comparable period in 2008. The $74.3 million decline in income from continuing operations was largely due to the effect of the aforementioned decline in revenues, the $32.1 million impairment charge, $5.7 million of stock-based compensation, and the consulting and legal costs associated with our spin-off.

For the nine months ended September 30, 2009, our consolidated revenues from continuing operations were $259.8 million, a decline of $269.8 million, or 51%, from the comparable period in 2008. The decline in 2009 revenue is attributable to PEMEX’s declining demand for our rigs which accounted for approximately $150.5 million of the decrease in revenues, and a significant decline in operating days and utilization in the United States due to lower United States natural gas prices and the credit crisis which accounted for approximately $119.3 million of the decrease. Revenues associated with assets retained by Pride at the time of the spin-off were $64.4 million and $83.6 million for the nine month periods ended September 30, 2009 and 2008, respectively. Our consolidated pre-tax earnings (loss) from continuing operations for the nine months ended September 30, 2009 was $(45.5) million, a decline of $253.5 million, or 122%, from the comparable period in 2008. The $253.5 million decline in pre-tax earnings from continuing operations was largely due to the decline in revenues, the $32.1 million impairment charge, $5.7 million of stock-based compensation charges of which $4.1 million was recorded upon our spin-off, and $1.4 million of consulting and legal costs associated with our spin-off. Pre-tax earnings from continuing operations associated with assets retained by Pride at the time of the spin-off were $32.2 million and $58.3 million for the nine month periods ended September 30, 2009 and 2008, respectively. Our income from continuing operations, net of tax, for the nine months ended September 30, 2009 was $(28.2) million, a decline of $163.3 million, or 121%, from the comparable period in 2008. The $163.3 million decline in income from continuing operations was largely due to the effect of the aforementioned decline in revenues, the $32.1 million impairment charge, $5.7 million of stock-based compensation, and the consulting and legal costs associated with our spin-off.

The following tables present selected consolidated financial and operational information for our continuing operations for each reporting segment:

United States

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues	$8,358	$62,203	$67,049	$186,341

Costs and expenses:
Operating costs, excluding depreciation and amortization	23,070	38,058	86,302	122,519
Depreciation and amortization	8,668	5,929	19,803	17,709
General and administrative excluding depreciation and amortization	7	—	7	—
Impairment of property and equipment	18,725	—	18,725	—
(Gain) loss on sales of assets, net	—	297	1	288

	50,470	44,284	124,838	140,516

Earnings (loss) from operations	$(42,112)	$17,919	$(57,789)	$45,825

U.S. Owned Rigs
Operating days	180	683	908	2,795
Available days	1,288	903	3,822	3,797
Utilization	14%	76%	24%	74%
Average daily revenues	$46,400	$91,100	$73,800	$60,800
Average marketed rigs	7.0	9.0	6.4	9.9
U.S. Managed Rigs
Operating days	—	—	—	273
Available days	—	—	—	273
Utilization	—%	—%	—%	100%
Average daily revenues	$—	$—	$—	$60,400
Average marketed rigs	—	—	—	1.0

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues decreased $53.8 million, or 87%, for the three months ended September 30, 2009 from the comparable period in 2008 due to an 74% decline in operating days for our owned rigs. Utilization for our owned rigs declined due to the reduction in the United States of natural gas prices and the credit crisis in 2009, resulting in sharply lower demand for drilling services. The decline of 2.0 average marketed owned rigs was the result of the loss of the Pride Wyoming and of stacking rigs due to weak demand for rig services. Average daily revenues for our United States owned jackup rigs were down approximately $44,700 compared to the same period in 2008, as reduced utilization of rigs resulted in lower dayrates on new contacts.

Operating costs decreased $15.0 million, or 39%, for the three months ended September 30, 2009 over the comparable period in 2008, primarily due to the aforementioned 74% reduction in rig operating days resulting from weak demand for drilling services, partially offset by costs to maintain stacked rigs. Operating costs as a percentage of revenues were 276% and 61% for the three months ended September 30, 2009 and 2008, respectively. Shore-based costs made up $4.5 million and $6.3 million of operating expenses for the three months ended September 30, 2009 and 2008, respectively.

Depreciation and amortization increased $2.7 million, or 46%, for the three months ended September 30, 2009 compared to the same period in 2008 due to the relocation of drilling rigs from Mexico to the United States.

An asset impairment expense of $18.7 million was recorded in the third quarter of 2009 based upon a valuation analysis performed by Pride at the time of our spin-off which determined that our U. S. rig fleet had a fair market value that was approximately $18.7 million less than their carrying value.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues decreased $119.3 million, or 64%, for the nine months ended September 30, 2009 from the comparable period in 2008 due to a 68% decline in operating days for our owned rigs and $16.5 million in revenues in 2008 related to the deepwater drilling services management contracts for the Thunderhorse, Mad Dog and Holstein rigs, management of which was transferred to a division of Pride, not managed by us, in April 2008. Utilization for our owned rigs declined due to the reduction in United States natural gas prices and the credit crisis in 2009, resulting in sharply lower demand for drilling services. The decline of 3.5 average marketed owned rigs was the result of the loss of the Pride Wyoming and the stacking of rigs during 2009 due to weak demand for rig services. Average daily revenues for our United States owned jackup rigs increased by approximately $13,000, or 21%, due to higher dayrates for several of our rigs in the first half of 2009 under contracts that were entered into before the onset of global economic crisis.

Operating costs decreased $36.2 million, or 30%, for the nine months ended September 30, 2009 over the comparable period in 2008, primarily due to the aforementioned 68% reduction in rig operating days resulting from weak demand for drilling services and the transfer of the management of the deepwater drilling services management contracts to a division of Pride in April 2008. Due to the declining market environment, we laid off approximately 340 rig crew personnel, which resulted in $1.5 million of severance costs. Operating costs as a percentage of revenues were 129% and 66% for the nine months ended September 30, 2009 and 2008, respectively. Shore-based costs made up $14.5 million and $17.9 million of operating expenses for the nine months ended September 30, 2009 and 2008, respectively.

Depreciation and amortization was $2.1 million, or 12%, higher for the nine months ended September 30, 2009 compared to the same period in 2008 due to the relocation of drilling rigs from Mexico to the United States.

An asset impairment expense of $18.7 million was recorded in the third quarter of 2009 based upon a valuation analysis performed by Pride at the time of our spin-off which determined that our U. S. rig fleet had a fair market value that was approximately $18.7 million less than their carrying value.

Mexico

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues	$59,253	$101,758	$192,778	$343,293

Costs and expenses:
Operating costs, excluding depreciation and amortization	38,741	40,945	116,764	134,594
Depreciation and amortization	6,232	9,496	26,933	29,558
Impairment of property and equipment	13,359	—	13,359	—
(Gain) loss on sales of assets, net	100	—	340	—

	58,432	50,441	157,396	164,152

Earnings (loss) from operations	$821	$51,317	$35,382	$179,141

Mexico Owned Rigs
Operating days	270	736	1,081	2,455
Available days	552	920	1,638	2,774
Utilization	49%	80%	66%	89%
Average daily revenues	$124,600	$100,000	$111,700	$105,800
Average marketed rigs	3.7	8.0	4.6	9.4
Mexico Managed Rigs
Operating days	239	182	614	541
Available days	251	184	687	548
Utilization	95%	99%	89%	99%
Average daily revenues	$108,100	$177,600	$117,700	$165,900
Average marketed rigs	2.3	2.0	2.3	2.0

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues decreased $42.5 million, or 42%, for the three months ended September 30, 2009 over the comparable period in 2008. The decrease in revenues was the result of the completion of several contracts with PEMEX that were not renewed, resulting in fewer operating days in the current period. Average daily revenues for our Mexico owned rigs for the three months ended September 30, 2009 increased by approximately $24,600, or 25%, over the comparable period in 2008, as the rigs that continue to operate in Mexico consist of some of our higher caliber rigs that command higher dayrates. Revenues generated from our management of the Pride Tennessee and Pride Wisconsin totaled $21.8 million and $28.2 million, respectively, during the three months ended September 30, 2009 and 2008. As these rigs were retained by Pride at the time of our spin-off, these revenues are not representative of our ongoing operations. Our management of the Pride Wisconsin ended in August 2009 and our contract for the Pride Tennessee ended at the beginning of October 2009.

Operating costs decreased by $2.2 million, or 5%, for the three months ended September 30, 2009 from the comparable period in 2008 primarily due to the decline in available days from the lower number of marketed rigs in Mexico. Operating costs as a percentage of revenues were 65% and 40% for the three months ended September 30, 2009 and 2008, respectively, as average daily revenues declined and as a result of maintaining rig crews on two idle rigs whose contracts had recently expired. Shore-based costs made up $3.4 million and $5.5 million of operating expenses for the three months ended September 30, 2009 and 2008, respectively. Operating costs attributable to the Pride Tennessee and Pride Wisconsin totaled $12.4 and $6.3, respectively, during the three months ended September 30, 2009 and 2008.

Depreciation and amortization decreased by $3.3 million for the three months ended September 30, 2009, which was due to the relocation of drilling rigs from Mexico to the United States. Depreciation charges attributable to the Pride Tennessee and Pride Wisconsin totaled $0.8 million and $1.3 million, respectively, during the three months ended September 30, 2009 and 2008.

An asset impairment expense of $13.4 million was recorded in the third quarter of 2009 based upon a valuation analysis performed by Pride at the time of our spin-off which determined that our Mexico rig fleet had a fair market value that was approximately $13.4 million less than their carrying value.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues decreased $150.5 million, or 44%, for the nine months ended September 30, 2009 over the comparable period in 2008. The decrease in revenues was the result of the completion of several contracts with PEMEX that were not renewed, resulting in fewer operating days in the current period. Average daily revenues for our Mexico owned rigs for the nine months ended September 30, 2009 increased approximately $5,900, or 6%, compared to the same period in 2008. Revenues generated by operating activities from the Pride Tennessee and Pride Wisconsin totaled $64.4 million and $83.6 million, respectively, during the nine months ended September 30, 2009 and 2008.

Operating costs decreased by $17.8 million, or 13%, for the nine months of 2009 from the comparable period in 2008 primarily due to the decline in available days from the lower number of marketed rigs in Mexico. Due to the declining market environment, we moved two rigs that had been operating in Mexico back to the United States in the first nine months of 2009 and laid off approximately 175 rig crew personnel, which resulted in $1.6 million of severance costs. Operating costs as a percentage of revenues were 61% and 39% for the nine months ended September 30, 2009 and 2008, respectively. Shore-based costs made up $15.0 million and $15.8 million of operating expenses for the nine months ended September 30, 2009 and 2008, respectively. Operating costs attributable to the Pride Tennessee and Pride Wisconsin totaled $28.8 million and $21.2 million, respectively, during the nine months ended September 30, 2009 and 2008.

Depreciation and amortization decreased by $2.6 million for the nine months ended September 30, 2009, which was due to the relocation of drilling rigs from Mexico to the United States. Depreciation charges attributable to the Pride Tennessee and Pride Wisconsin totaled $3.5 million and $4.1 million, respectively, during the nine months ended September 30, 2009 and 2008.

An asset impairment expense of $13.4 million was recorded in the third quarter of 2009 based upon a valuation analysis performed by Pride at the time of our spin-off which determined that our Mexico rig fleet had a fair market value that was approximately $13.4 million less than their carrying value.

Other Items — Consolidated and Combined

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Corporate SG&A	$12,850	$4,631	$23,485	$17,101
Other income (expense), net	(1,003)	(469)	389	181
Income tax expense (benefit)	(22,674)	22,338	(17,254)	72,986

Corporate SG&A: Corporate selling, general and administrative expenses increased $8.2 million, or 177%, for the three months ended September 30, 2009 over the comparable period in 2008. The increase in these costs in the 2009 period was the result of $10.3 million of corporate office charges subsequent to our Spin-off Date, offset by $2.0 million of reduced allocated charges to us from Pride. The 2009 increase in corporate include incremental costs associated with our spin-off including $5.7 million of stock-based compensation charges, incremental charges associated with our separation of $1.8 million, and $0.2 million of severance costs.

Corporate selling, general and administrative expenses increased $6.4 million, or 37%, for the nine months ended September 30, 2009 over the comparable period in 2008. The increase in these costs in the 2009 period was the result of $10.3 million of corporate office charges subsequent to our Spin-off Date, including several non-recurring costs as noted in the previous paragraph, offset by $3.8 million of reduced allocated charges to us from Pride.

Other income (expense), net. Other income (expense), net for the three months ended September 30, 2009, increased by $0.5 million over the comparable period in 2008 primarily due to a $0.6 million foreign exchange loss for our Mexico operations for the three months ended September 30, 2009, as compared to a $0.5 million foreign exchange loss for our Mexico operations for the comparable period in 2008. Other income (expense), net for the nine months ended September 30, 2009, increased by $0.2 million over the comparable period in 2008 primarily due to a $0.6 million foreign exchange gain for our Mexico operations for the nine months ended September 30, 2009, as compared to a $0.1 million foreign exchange loss for our Mexico operations for the comparable period in 2008.

Income taxes. Income tax benefit was $22.7 million on loss from continuing operations before income tax of $(55.1) million during the three months ended September 30, 2009 compared to expense of $22.3 million on income from continuing operations before income tax expense of $64.1 million for the three months ended September 30, 2008. The effective tax rate changed to a tax benefit of 41.1% in the current period from expense of 34.8% in the comparable period. The increase in the effective tax rate reflects the impact of additional tax benefit recorded upon the filing of Pride’s 2008 federal return and a decrease in tax expense due to a change in an estimate of an uncertain tax position.

Income tax benefit was $17.3 million on income (loss) from continuing operations before income tax of $(45.5) million during the nine months ended September 30, 2009 compared to $73.0 million on income from continuing operations before income tax of $208.0 million for the nine months ended September 30, 2008. The effective tax rate increased to 37.9% in the current period from 35.1% in the comparable period. The increase in the effective tax rate reflects the impact of additional tax benefit recorded upon the filing of Pride’s 2008 federal return.

Liquidity and Capital Resources

We require capital to fund ongoing operations and potential growth initiatives, including acquisitions. Our working capital requirements and funding for capital expenditures, strategic investments and acquisitions have historically been part of the corporate-wide cash management program of Pride. As a part of such program, Pride has periodically swept all available cash from our operating accounts. Following our separation from Pride, we are solely responsible for the provision of funds to finance our working capital and other cash requirements. As part of our separation from Pride, Pride contributed $47.3 million of cash to increase our pro forma working capital as of May 31, 2009 to $85 million. At September 30, 2009, we had no long term indebtedness to Pride or other creditors outstanding.

We expect that our cash on hand at September 30, 2009 of $89.5 million will be sufficient to meet our working capital, operating cash and capital expenditure requirements for the remainder of 2009 and 2010. Based on current activity levels, we anticipate that we will not generate positive cash flow from operations for the remainder of 2009. At September 30, 2009, we owe Pride approximately $58.9 million including $38.2 million for operating cash settlements, $15.9 million for trade receivables billed, and recorded, by us for assets retained by Pride, $4.8 million for one-time transition costs and September 2009 transition services expenses. Our liability to Pride includes trade receivables for Pride Tennessee and Pride Wisconsin that were billed by us but, must be paid to Pride when we collect from the customer. Through November 16, 2009, we have paid approximately $47.7 million of the amount due to Pride. During the fourth quarter of 2009, we expect to incur $0.7 million for certain transition services to be provided by Pride.

We are responsible for the salvage operation of the Pride Wyoming and have estimated the total cost of salvage to be approximately $60.5 million, which we believe will be fully reimbursed by Pride’s insurance, under which we are a named insured for this claim. As of September 30, 2009 we have incurred expenditures of $35.2 million for the salvage operations and we have received $13.9 million in insurance proceeds. Those remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. Under the Master Separation Agreement with Pride at our option, Pride will finance upon request all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. We are permitted to incur up to $10 million of such debt to Pride under our Revolving Credit Facility. We will be responsible for any costs not covered by Pride’s insurance, under which we are a named insured for this claim. In October 2009, we submitted a request to Pride to finance $10 million in Pride Wyoming salvage costs incurred by us.

We have entered into a two-year, $36 million revolving credit facility, as amended (the “Revolving Credit Facility”). No borrowings under the Revolving Credit Facility are outstanding. Borrowings under the credit facility may only be used to fund reactivation capital expenditures. Up to $27 million of availability under the credit facility may be used to issue letters of credit, subject to specified sublimits applicable to letters of credit for Mexican tax assessments. We may request that the credit facility be increased to up to $50 million by adding additional lenders or requesting that the existing lenders increase their commitments. Availability of amounts and letters of credit under the facility are subject to a borrowing base, which is generally determined by reference to the orderly liquidation value of the fifteen collateralized rigs and specified percentages of certain accounts receivable. As of September 30, 2009, the borrowing base was $34.4 million. The credit facility matures in the third quarter of 2011.

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

In 2006 and 2007, we received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Pursuant to local statutory requirements, Pride had provided surety bonds related to Seahawk entities in the amount of approximately 555 million Mexican pesos, or approximately $41 million as of September 30, 2009. These cases are currently being contested in the Mexican Federal Tax Court. These surety bonds remain outstanding and Pride has been released as an indemnitor thereto, and Seahawk assumed the indemnity obligation for the surety bonds. In February 2009, we received additional tax assessments for the tax years 2003 and 2004 related to three Seahawk entities, including two entities which are dormant and have no material operations or net assets at September 30, 2009, in the amount of 1,098 million Mexican pesos, or approximately $81 million. We have contested these assessments through an administrative appeal to the Mexican tax authority. Each assessment contests our right to claim certain deductions in our tax returns for those years. In addition, we recently received an observation letter from the Mexican government for the 2006 tax year that could ultimately result in additional assessments. Seahawk filed its response to this observation letter on November 3, 2009. We anticipate that the Mexican government will make additional assessments contesting similar deductions for other open tax years. If the Mexican tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be $100 million as of September 30, 2009. Additional security may be required to be provided to the extent assessments are contested, which security may include our five rigs that are not collateralized under the Revolving Credit Facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

In addition, Mexican law requires taxpayers generally to provide a suitable guarantee or collateral against asserted tax liabilities to prevent such liabilities from being due and payable. This requirement is not applicable when an assessment is under administrative appeal to the Mexican tax authority. The provision of a guarantee or collateral is not required to contest assessments with the Mexican tax authority or in the Mexican Federal Tax Courts, however the Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary if collateral is not provided when due. We anticipate that bonds or other suitable collateral may be due in the fourth quarter of 2009 in connection these assessments, which collateral may include our rigs that are not collateralized under the Revolving Credit Facility or other forms of security permitted by the Mexican tax authority. Additionally, Seahawk is evaluating the consequences of not providing all of the collateral against these assessments against two of our subsidiaries which are dormant and have no material operations or net assets at September 30, 2009.

We expect our purchases of property and equipment for the remainder of 2009 to be approximately $0.9 million. We expect our sustaining capital expenditures for our actively marketed rig fleet to be between $3 million and $5 million in 2010. These expenditures are expected to be used primarily for various rig upgrades and other sustaining capital projects. Additionally, our rigs are required to obtain in-class certifications from various regulatory bodies in order to operate the rigs. The cost of these certifications are deferred and amortized over the life of the certificate, which is generally five years. Total expenditures deferred for the certifications average approximately $0.6 million. For our ten marketed rigs, we have one certification that will need to be renewed in 2010.

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

Off-balance Sheet Arrangements

As of November 2, 2009, our business was contingently liable for $91.3 million in the aggregate for certain performance, tax appeal bonds and letters of credit. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. These amounts include $53.3 million that guarantee our performance as it relates to certain of our drilling contracts, $38.1 million related to contested tax assessments in Mexico. These bonds were originally issued with a Pride indemnity. In connection with our separation from Pride, we were required to use commercially reasonable efforts to replace all of the bonds and letters of credit related to our business which for which Pride still has an indemnity obligation. As of November 2, 2009, we have secured the release of Pride’s indemnity on all outstanding bonds. To date, we have not been required to post any collateral to support the issuance of surety bonds, however it is possible that we may be required to do so in the future. Because we may be required to collateralize future surety bonds or provide other forms of credit support, we entered into a Tax Support Agreement with Pride under which Pride has agreed to guarantee or indemnify the issuer of any such surety bonds or provide other collateral to support bonds for our account in respect of Mexican tax assessments made prior to the Spin-off Date.

Sources and Uses of Cash

Our cash flow from continuing operations for the nine months ended September 30, 2009, declined by $113.8 million, or 70%, to $49.6 million as compared the comparable period in 2008. The decline in operating cash flow is largely due to current year losses as compared to income in 2008, partially offset by the $32.1 non-cash impairment charge of our rigs and rig equipment recognized, $13.9 million in insurance proceeds from the Pride Wyoming salvage operations and overall decreases in working capital.

Our cash (used in) continuing investing activities for nine months ended September 30, 2009 was $(19.0) million as compared to cash (used in) investing activities of $(32.0) million for the same period in 2008. We expended $19.0 and $32.1 million for capital expenditures for rig fleet the nine month periods ended September 30, 2009 and 2008, respectively. We have decreased our current year spending due to the lower rig utilization and demand for drilling services.

Our cash flow from continuing financing activities for the nine months ended September 30, 2009, was $19.6 million as compared to cash flow (used in) continuing financing activities of $(151.8) million for the same period in 2008. Pride contributed $47.3 million of cash to us in August 2009 as part of our separation from Pride. The change in net parent funding of $27.8 million and $151.8 million for 2009 and 2008, respectively, represents contributions to our former parent of its net investment after giving effect to the net income of the GOM business.

Working Capital

As of September 30, 2009, we had working capital of $62.3 million compared with $81.9 million as of December 31, 2008. The $19.6 million decrease in working capital was primarily due to the effects of the downturn in the offshore drilling industry and our separation from Pride. The downturn in the offshore drilling industry decreased our trade accounts receivable by $12.0 million which was offset by decreases in our accounts payable and accrued expenses by $5.3 million. As part of our separation from Pride, Pride contributed $47.3 million of cash to increase our working capital. At September 30, 2009, we owe Pride $58.9 million under the terms of our Master Separation Agreement and our Transition Services Agreement.

Unaudited Pro Forma Consolidated and a Combined Financial Data

The following unaudited pro forma consolidated and combined statement of operations for the nine months ended September 30, 2009 has been derived from our historical consolidated and combined financial statements. This unaudited pro forma consolidated and combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and the accompanying consolidated and combined financial statements and the notes to those statements included elsewhere herein.

The unaudited pro forma consolidated and combined financial information set forth below is based upon available information and assumptions that we believe are reasonable. The information has been prepared on a consolidated and combined basis using the historical results of operations and bases of assets and liabilities and includes allocations of expenses from Pride to us. The costs to operate our business as an independent public entity may exceed the historical allocations of expenses related to areas that include, but are not limited to, litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate compliance matters, insurance and claims management and the related cost of insurance, as well as general overall purchasing power. These possible increased costs are not included in the unaudited pro forma consolidated and combined financial information as their impact on our results of operations cannot be reasonably estimated. The unaudited pro forma consolidated and combined financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our financial condition or results of operations would have been had the spin-off occurred on January 1, 2009. The unaudited pro forma consolidated and combined financial information also should not be considered representative of our future financial condition or results of operations.

Unaudited Consolidated and Combined Statement of Operations

Nine Months Ended September 30, 2009

(Amounts in thousands, except share and per share amounts)

	Seahawk Drilling, Inc.	Operations Retained by Pride		Pro Forma
Revenues	$259,827	$64,425	(a)	$195,402
Costs and expenses:
Operating costs, excluding depreciation and amortization	203,066	28,764	(a)	174,302
Depreciation and amortization	46,736	3,465	(a)	43,271
General and administrative, excluding depreciation and amortization	23,492	-		23,492
Impairment of property and equipment	32,084	-		32,084
Loss on sales of assets, net	341	-		341

Earnings (loss) from operations	(45,892)	32,196		(78,088)
Other income (expense), net	389	(2	) (a)	391

Income (loss) before income taxes	(45,503)	32,194		(77,697)
Income tax expense (benefit)	(17,254)	12,202	(a)	(29,456)

Income (loss) from continuing operations, net of tax	(28,249)	19,992		(48,241)
Income from discontinued operations, net of tax	3,141	-		3,141

Net income (loss)	$(25,108)	$19,992		$(45,100)

Basic and diluted earnings (loss) per share:
Continuing operations				$(4.16)
Discontinued operations				0.27

Net loss				$(3.89)

Shares used in the computation of earnings (loss) per share:
Basic and diluted				11,592,247

(a) Reflects revenues and related expenses and income tax impact associated with the Pride Tennessee and Pride Wisconsin jack-up rigs that are not held by Seahawk after the spin-off but are included in our historical consolidated and combined results of operations based upon management responsibility. The customer contracts applicable to these rigs at the Spin-off Date remained with the Seahawk subsidiary that was party to such contracts. Pursuant to an agreement we entered into with Pride, all benefits and risks of these customer contracts were passed through to Pride until their completion, which occurred in August 2009 for the Pride Wisconsin and in October 2009 for the Pride Tennessee.

Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Unaudited Consolidated and Combined Financial Statements of Seahawk Drilling, Inc. — Note 3, “Summary of Significant Accounting Policies” of this Form 10-Q which is incorporated herein by reference.

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

Forward-looking statements are not guarantees of performance. We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. No assurance can be given that these assumptions are accurate. Moreover, these statements are subject to a number of risks and uncertainties. Important factors that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements include those described under “Recent Developments” above, and “Risk Factors” in Item 1A of our Registration Statement on Form 10, as amended, and the following factors, among others:

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

As of September 30, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information about our legal proceedings, see Note 11 (Commitments and Contingencies) and the fourth and fifth paragraphs of Note 9 (Income Taxes) of the Unaudited Consolidated and Combined Financial Statements of Seahawk Drilling, Inc. in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Prior to the distribution of our shares of common stock on August 24, 2009 to Pride stockholders, we obtained written consents of our stole stockholder, Pride, for certain matters relating to the spin-off. On August 4, 2009, we obtained Pride’s written consent for the following items:

•

approval of Seahawk entering into an omnibus restructuring agreement providing for various transfers, distributions and contributions by conveyances of various assets and liabilities in order to facilitate the distribution of our shares of common stock to Pride stockholders;

•	approval of the merger of Seahawk Drilling, Inc., formerly known as Pride Offshore, Inc., with and into us;

•	approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock and provide for the creation of preferred stock;

•	approval of the Seahawk Drilling, Inc. 2009 Long-Term Incentive Plan; and

•	approval of the Seahawk Drilling, Inc. Employee Stock Purchase Plan.

On August 5, 2009, we obtained Pride’s written consent for the following items:

•	acceptance of the resignations of Messrs. Brian C. Voegele and Steven D. Oldham as directors; and

•	election of Mr. Randall D. Stilley as a director.

On August 12, 2009, we obtained Pride’s written consent for the election of Messrs. Richard J. Alario, Mark E. Baldwin, Franklin Myers, John T. Nesser, III, Edmund P. Segner, III, and Stephen A. Snider as directors. Mr. Randall D. Stilley was not up for re-election as a director, and his term of office continued after the meeting.

On August 20, 2009, we obtained Pride’s written consent for the approval of our Restated Certificate of Incorporation.

Each of the written consents above were obtained in lieu of a special meeting, the call and notice of which were waived. As such, no proxies were solicited in connection with the submission of the matters described above to a vote.

Item 6.	Exhibits

2.1	Master Separation Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated as of August 4, 2009 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.1	Restated Certificate of Incorporation of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

3.2	Bylaws of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

4.1	Rights Agreement dated as of August 4, 2009 between Seahawk Drilling, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

4.2	Revolving Credit Agreement dated as of August 4, 2009 among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 (File No. 001-34231) filed with the SEC on August 6, 2009).

4.3*	First Amendment, dated as of September 30, 2008, to the Revolving Credit Agreement, dated as of August 4, 2009, among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner.

10.1	Transition Services Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.2	Tax Sharing Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.3	Employee Matters Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.4	Tax Support Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.5†	Randall D. Stilley Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.6†	Steven A. Manz Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.7†	Alejandro Cestero Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.8†	Oscar German Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.9†	William C. Hoffman Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2009).

10.10†	Form of Indemnification Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.11†	Seahawk Drilling, Inc. 2009 Long-Term Incentive Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161447) filed with the SEC on August 19, 2009).

10.12†	Seahawk Drilling, Inc. Employee Stock Purchase Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

10.13†	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.14†	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.15†	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.16†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

31.1*	Certification of Chief Executive Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive and Chief Financial Officer of Seahawk Drilling, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAHAWK DRILLING, INC.

	By:	/s/ STEVEN A. MANZ
Steven A. Manz
Senior Vice President and Chief Financial Officer

Date: November 16, 2009

	By:	/s/ WILLIAM G. EVANS
William G. Evans
Vice President and Chief Accounting Officer

Date: November 16, 2009

INDEX TO EXHIBITS

2.1	Master Separation Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated as of August 4, 2009 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.1	Restated Certificate of Incorporation of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

3.2	Bylaws of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

4.1	Rights Agreement dated as of August 4, 2009 between Seahawk Drilling, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

4.2	Revolving Credit Agreement dated as of August 4, 2009 among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 (File No. 001-34231) filed with the SEC on August 6, 2009).

4.3*	First Amendment, dated as of September 30, 2008, to the Revolving Credit Agreement, dated as of August 4, 2009, among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner.

10.1	Transition Services Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.2	Tax Sharing Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.3	Employee Matters Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.4	Tax Support Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.5†	Randall D. Stilley Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.6†	Steven A. Manz Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.7†	Alejandro Cestero Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.8†	Oscar German Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.9†	William C. Hoffman Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2009).

10.10†	Form of Indemnification Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.11†	Seahawk Drilling, Inc. 2009 Long-Term Incentive Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161447) filed with the SEC on August 19, 2009).

10.12†	Seahawk Drilling, Inc. Employee Stock Purchase Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

10.13†	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.14†	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.15†	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.16†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

31.1*	Certification of Chief Executive Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive and Chief Financial Officer of Seahawk Drilling, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.