Form 10-K
period 2009-12-31
SEAHAWK DRILLING, INC.
filed 2010-03-01
CIK 1452384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 1-34231

SEAHAWK DRILLING, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1269401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Greenway Plaza, Suite 2700

Houston, Texas 77046

(713) 369-7300

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the registrant’s common stock was not publicly traded.

The number of shares of the registrant’s common stock outstanding on February 24, 2010 was 11,816,878.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the Annual Meeting of Stockholders of the Registrant to be held in May 2010 is incorporated by reference into Part III of our Form 10-K.

FORM 10-K

Seahawk Drilling, Inc.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, the terms “we”, “our”, “ours”, “us”, the “Company” and “Seahawk” refer to Seahawk Drilling, Inc. and, except as otherwise specified herein, to our subsidiaries. This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements, other than statements of historical facts, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry and the economy in general;

•	our ability to enter into new contracts for our rigs, commencement dates for rigs and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized;

•	future cash flows from operations including accounts receivable realization;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	expected amounts to be reimbursed to Pride for transition and one time expenditures;

•	future asset sales, including the Seahawk 800 and the cementing units in Mexico;

•	adequacy of funds for capital expenditures and working capital requirements;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	expected costs for salvage and removal of the Pride Wyoming and expected insurance recoveries with respect to those costs and the damage to offshore structures caused by the loss of the rig;

•	the correlation between demand for our services and our earnings and customers’ expectations of future energy prices;

•	future impairment losses related to our fleet;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•

expected outcomes of legal, tax and administrative proceedings, including Pride’s ongoing Foreign Corrupt Practices Act investigation into improper payments to foreign government officials, pending and possible future tax assessments by the Mexican government, and their respective expected effects on our financial position, results of operations and cash flows;

•	expected general and administrative expenses; and

•	future operating results and financial condition.

Forward-looking statements are not guarantees of performance. We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. No assurance can be given that these assumptions are accurate. Moreover, these statements are subject to a number of risks and uncertainties. Important factors that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements include those described under “Risk Factors” in Item 1A of this annual report on Form 10-K, and the following factors, among others:

•	general economic and business conditions, including conditions in the credit markets;

•	prices of crude oil and natural gas and industry expectations about future prices;

•	ability to adequately staff our rigs and attract and retain key management;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities, or lack thereof, that may be presented to and pursued by us;

•	cancellation or renegotiation of our drilling contracts or payment or other delays or defaults by our customers;

•	changes in laws or regulations;

•	demand for our rigs;

•	the effect of litigation and contingencies, including those relating to the Pride Wyoming and the pending and possible future tax assessments by the Mexican government;

•	labor relations and work stoppages;

•	operating hazards and cancellation or unavailability of insurance coverage;

•	competition and market conditions in the contract drilling industry; and

•	severe weather.

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

Item 1.	BUSINESS

We operate a jackup rig business that provides contract drilling services to the oil and natural gas exploration and production industry in the Gulf of Mexico. Our fleet of mobile offshore drilling rigs consists of 20 jackup rigs that are capable of operating in maximum water depths of up to 300 feet and drilling to depths of up to 25,000 feet. We have the second largest fleet of jackup rigs operating in the Gulf of Mexico. We contract with our customers on a dayrate basis to provide rigs and drilling crews, and we are responsible for the payment of operating and maintenance expenses. Our customers primarily consist of various independent oil and natural gas producers, drilling service providers and the national oil company in Mexico. Due to the economic and regulatory turmoil throughout 2009, we were not able to successfully recontract any of our rigs working in Mexico. Since February 3, 2010, we have had no rigs working in Mexico. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.

Jackup rigs are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. Once a foundation is established, the drilling platform is jacked further up the legs so that the platform is above the highest expected waves. The rig hull includes the drilling rig, jackup system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our rigs have a lower hull referred to as a “mat.” This mat is attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas, like those encountered in certain of the shallow water areas of the Gulf of Mexico, where independent leg rigs are prone to excessive penetration and are subject to leg damage. After the rig is towed to the drilling location, its legs are lowered until the mat contacts the seabed and the upper hull is jacked to the desired elevation above sea level. Mat-supported rigs generally are able to more quickly position themselves on the worksite and more easily move on and off location than independent leg rigs.

There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. Fourteen of our jackup rigs have a cantilever design that permits the drilling platform to be extended out from the hull to perform drilling or workover operations over some types of preexisting platforms or structures. Six of our jackup rigs have a slot-type design, which requires drilling operations to take place through a slot in the hull. Historically, jackup rigs with a cantilever design have maintained higher levels of utilization than rigs with a slot-type design. Our jackup rigs generally operate with crews of 30 to 40 persons and can accommodate between 48 and 88 persons when operating.

On August 4, 2009, the Board of Directors of Pride International, Inc. (“Pride”) approved a plan to separate Pride into two independent, publicly traded companies. The separation occurred through the distribution to Pride stockholders of all of the shares of common stock of Seahawk that held directly or indirectly, the assets and liabilities of Pride’s 20 mat-supported jackup rig business. On August 24, 2009, each Pride stockholder received 1/15 of a share of our common stock for each share of Pride common stock held at the close of business on August 14, 2009, the record date. After the spin-off, Seahawk is an independent company and Pride no longer retains any ownership interest in Seahawk. Seahawk is a Delaware corporation incorporated in 2008.

We incorporate by reference in response to this item the segment and geographical information for the last three years set forth in Note 13 (Segment and Enterprise-Related Information) of our Notes to Consolidated and Combined Financial Statements included in Item 8 of this annual report.

Our Rig Fleet

The following table contains information regarding our rig fleet as of February 23, 2010. All of our rigs are mat-supported jackup rigs and are currently located in the Gulf of Mexico.

Seahawk Rig Name	Type	Built/ Upgraded	Water Depth Rating	Drilling Depth Rating (In Feet)	Contracted Until
U.S. Contracted

Seahawk 3000	Cantilever	1974/1999	300	25,000	Contract expected to commence +/-April 1, 2010
Seahawk 2602	Cantilever	1982	250	20,000	April 2010
Seahawk 2601	Cantilever	1976/1999	250	25,000	May 2010
Seahawk 2600	Cantilever	1982/2002	250	20,000	April 2010
Seahawk 2504	Slot	1975/2002	250	20,000	April 2010
Seahawk 2007	Cantilever	1982	200	20,000	March 2010
Seahawk 2004	Cantilever	1981/2002	200	20,000	May 2010
Seahawk 2001	Cantilever	1982	200	20,000	April 2010
U.S. Available
Seahawk 2505	Slot	1975/2002	250	20,000	N/A
Seahawk 2500	Slot	1981/1996	250	20,000	N/A
U.S. Cold Stacked
Seahawk 2501	Slot	1975/2002	250	20,000	N/A
Seahawk 2502	Slot	1981/1995	250	20,000	N/A
Seahawk 2006	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2003	Cantilever	1981	200	20,000	N/A
Seahawk 2005	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2503	Slot	1981/2002	250	20,000	N/A
Seahawk 2008	Cantilever	1980/2002	200	20,000	N/A
Seahawk 2000	Cantilever	1982	200	20,000	N/A
Seahawk 2002	Cantilever	1982	200	20,000	N/A
Seahawk 800	Cantilever	1978/2002	80	15,000	N/A

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. Demand in the U.S. Gulf of Mexico is particularly driven by natural gas demand and natural gas prices. Offshore natural gas drilling in the shallow waters of the Gulf of Mexico will face competition from new supply that could be developed to meet North America’s natural gas demand, including from existing producing basins in the United States and Mexico, frontier basins in offshore deepwater, newly developed shale-based natural gas fields, and imported liquefied natural gas. In addition, demand for energy currently met by natural gas, could alternatively be met by other energy forms such as coal, hydroelectric, oil, wind, solar and nuclear energy.

Demand for drilling services also remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and domestic demand for natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

Our competition ranges from large international companies to small domestic companies. We believe we are competitive in terms of safety, pricing, performance, equipment, availability of equipment to meet customer needs and availability of experienced, skilled personnel; however, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business can occur. Demand for our rigs will typically be correlated to our customers’ expectations of future oil and natural gas prices, particularly natural gas prices. Competition for offshore rigs is usually on a global basis, as these rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand. However, our mat-supported jackup rigs are variable deckload and are less capable than independent leg jackup rigs of managing variable sea floor conditions found in most areas outside the Gulf of Mexico. As a result, our ability to move our rigs to other regions in response to changes in market conditions is limited. Additionally, a number of our competitors have jackup fleets with generally higher specification rigs than those in our fleet. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs. Under the terms of the non-competition covenant in the master separation agreement we entered into with Pride, our former parent company, in connection with our spin-off from Pride, we are not permitted to own or operate any rig with a water depth rating of more than 500 feet, subject to certain exceptions, for three years following the consummation of the spin-off, which was effective on August 24, 2009. We are also obligated to comply with non-competition covenants between Pride and third parties that restrict our ability to operate self-erecting platform rigs of 2,000 horsepower or less.

Customers

We provide contract drilling and related services to a customer base that primarily consists of various independent oil and natural gas producers, drilling service providers and the national oil company in Mexico, Pemex Exploración y Producción (“PEMEX”). PEMEX accounted for 72%, 64%, and 56% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. As of February 3, 2010, we have completed our last contract with PEMEX. As a result, we currently do not operate any rigs in Mexico. Applied Drilling Technology, Inc. (“ADTI”) accounted for 11% of our total revenue for the year ended December 31, 2008. Besides these customers, no other customer represented 10% or more of our total revenue for these periods.

Drilling Contracts

Drilling contracts are generally awarded on a competitive bid basis. Pricing, safety record and technical expertise are key factors in determining which qualified contractor is awarded a job. Rig availability, location and specifications also can be significant factors in the determination. Operators also may consider crew experience and efficiency. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

Our drilling contracts are awarded through competitive bidding or on a negotiated basis. Contract terms and rates vary depending on competitive conditions, geographical area, geological formation to be drilled, equipment and services to be supplied, on-site drilling conditions and anticipated duration of the work to be performed. Contracts in the U.S. Gulf of Mexico tend to be short-term or well-to-well contracts, whereas contracts in Mexico tend to be on a longer-term basis, usually several months in duration.

Our drilling services contracts are performed on a dayrate basis. Under dayrate contracts, we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced dayrate (or lump-sum amount) for mobilizing the rig to the well location or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. A dayrate drilling contract generally covers either the drilling of a single well or group of wells or has a stated term. These contracts may generally be terminated by the customer in the event the drilling unit is destroyed or lost or, in some instances, if drilling operations are suspended for a period of time as a result of a breakdown of equipment or due to other events beyond the control of either party. In addition, drilling contracts with PEMEX are cancelable, without cause, upon little or no prior notice and without penalty or early termination payments, other than reimbursement of non-recoverable expenses. In some instances, the dayrate contract term may be extended by the customer exercising options for the drilling of additional wells or for an additional length of time at fixed or mutually agreed-upon terms, including dayrates. In the future, if we were to engage in work pursuant to footage or turnkey contracts, rather than dayrate contracts, it would result in a higher degree of risk to us.

In some instances, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime or operational problems above a contractual limit, if the rig is a total loss or in other specified circumstances. Our contracts may include cost escalation provisions that allow us to increase the amounts billed to our customers when certain stated operating costs increase. A customer is more likely to seek to cancel or renegotiate its contract during periods of depressed market conditions. We, in some instances, could be required to pay penalties if some of our contracts with our customers are canceled due to downtime or operational problems. Suspension of drilling contracts results in the reduction in or loss of dayrates for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, or if contracts are suspended for an extended period of time, our financial condition and results of operations could be adversely affected.

Employees

As of February 26, 2010, we employed approximately 600 employees. Rig crews constitute the majority of our employees. None of our U.S. employees are represented by a collective bargaining agreement. Our employees in Mexico are subject to collective labor agreements.

Seasonality

Our rigs are subject to severe weather during certain periods of the year. Severe weather may increase in the future due to climate change. Hurricane season, for example, which extends from June through November, or other severe weather conditions could halt operations for prolonged periods or limit contract opportunities. In addition, regulatory requirements during hurricane season could increase the cost or reduce the area of operation of our rigs. Otherwise, our business activities are not significantly affected by seasonal fluctuations.

Insurance

Our operations are subject to hazards inherent to the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Our drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. Our marine package policy provides insurance coverage for physical damage to our rigs and other loss events; however, our rigs operating in the U.S. Gulf of Mexico do not have coverage for physical damage due to named windstorms. This insurance policy has a $10 million per-occurrence deductible for non-windstorm events. We carry excess liability for third party claims against us, including those that could arise as a result of named wind storms. Other deductibles may apply depending on the nature and circumstances of the liability. We also maintain insurance coverage for cargo, non-owned aviation, personal injury and similar liabilities. Those policies have significantly lower deductibles than the marine package policy.

Environmental and Other Regulatory Matters

Our operations include activities that are subject to numerous international, federal, state and local laws and regulations, including the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships, governing the discharge of materials into the environment or otherwise relating to environmental protection. In certain circumstances, these laws may impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. Numerous governmental agencies issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly compliance or limit contract drilling opportunities could adversely affect our results of operation or financial condition. While we believe that we are in substantial compliance with the current laws and regulations, there is no assurance that compliance can be maintained in the future. We do not currently anticipate that compliance with currently applicable environmental laws and regulations will have a material adverse effect on our results of operation or financial condition during 2010.

The Minerals Management Service of the U.S. Department of the Interior (“MMS”) has issued guidelines for jackup rig fitness requirements in the U.S. Gulf of Mexico for future hurricane seasons through 2014 and may take other steps that could increase the cost of operations or reduce the area of operations for our rigs, thus reducing their marketability. Implementation of new MMS guidelines or regulations may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our results of operation or financial condition. Please read “Risk Factors — Our ability to operate our rigs could be restricted or made more costly by government regulation.”

The United States Clean Water Act prohibits the discharge of oil or hazardous substances in U.S. navigable waters and imposes strict liability in the form of penalties for unauthorized discharges. Pursuant to regulations promulgated by the Environmental Protection Agency (the “EPA”) in the early 1970s, the discharge of sewage from vessels and effluent from properly functioning marine engines was exempted from the permit requirements of the National Pollution Discharge Elimination System. This exemption allowed vessels in U.S. waters to discharge certain substances incidental to the normal operation of a vessel, including ballast water, without obtaining a permit to do so. In September 2006, in response to a challenge by certain environmental groups and U.S. states, a U.S. District Court issued an order invalidating the exemption. As a result of this ruling, as of December 19, 2008, the EPA requires a permit for such discharges. The EPA issued a general permit available to vessel owners to cover the discharges, which includes effluent limits, specific corrective actions, inspections and monitoring, recordkeeping and reporting requirements. As a result, like others in our industry, we are subject to this new permit requirement. However, we do not currently anticipate that compliance with this requirement will have a material adverse effect on our results of operation or financial condition.

When we operate in Mexico, we are subject to various laws and regulations, including laws and regulations relating to the importation of and operation of drilling rigs and equipment, currency conversions and repatriation, oil and natural gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling rigs and other equipment. New environmental or safety laws and regulations could be enacted which could adversely affect our ability to operate in Mexico.

We are aware of the increasing focus of local, state, national and international regulatory bodies on greenhouse gas emissions and climate change issues. We are also aware of legislation proposed by United States lawmakers to reduce greenhouse gas emissions, as well as greenhouse gas emissions regulations enacted by the U.S. Environmental Protection Agency. We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of greenhouse gas emissions and climate change on our operations and take appropriate actions, where necessary. We do not currently anticipate that compliance with these requirements will have a material adverse effect on our results of operations or financial condition during 2010.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these filings, are available free of charge through our internet website at www.seahawkdrilling.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These reports are also available at the SEC’s internet website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Item 1A.	RISK FACTORS

You should carefully consider each of the following risks and all of the information set forth in this annual report on Form 10-K. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected.

A material or extended decline in expenditures by oil and natural gas companies due to a decline or volatility in crude oil and natural gas prices, or a decrease in demand for crude oil and natural gas for other reasons, may reduce demand for our services and substantially reduce our profitability or result in our incurring losses.

The profitability of our operations depends upon conditions in the oil and natural gas industry, and particularly the level of natural gas exploration, development and production activity in the shallow waters of the Gulf of Mexico. Crude oil and natural gas prices and market expectations regarding potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling activity because our customers’ expectations of future commodity prices typically drive demand for our rigs. Crude oil and natural gas prices are volatile. Commodity prices in the Gulf of Mexico are directly influenced by many factors beyond our control, including:

•	the demand for crude oil and natural gas;

•	the cost of exploring for, developing, producing and delivering crude oil and natural gas in the Gulf of Mexico, and the relative cost of onshore production or importation of natural gas;

•	expectations regarding future energy prices;

•	size of crude oil or natural gas reserves in the shallow waters in the Gulf of Mexico;

•	advances in exploration, development and production technology;

•	government regulations;

•	local and international political, economic and weather conditions including severe weather as a result of climate change;

•	the ability of OPEC to set and maintain production levels and prices;

•	the level of oil and natural gas production in non-OPEC countries;

•	domestic and foreign tax policies;

•	the development and exploitation of alternative fuels and the competitive position of natural gas as a source of energy compared with other energy sources;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;

•	acts of terrorism in the United States or elsewhere; and

•

the worldwide military and political environment and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East and other oil and natural gas producing regions.

In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks against the United States or other countries could have a negative impact on the economies of the United States and those of other countries. The ongoing slowdown in economic activity has reduced worldwide demand for energy and could result in an extended period of lower crude oil and natural gas prices. Lower crude oil and natural gas prices combined with the inability of our customers to obtain financing for drilling projects has depressed the levels of exploration, development and production activity. Even during periods of high commodity prices, customers may cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their lack of success in exploration efforts. These factors could cause our revenues and margins to decline, decrease daily rates and utilization of our rigs and limit our future growth prospects. Any significant decrease in daily rates or utilization of our rigs could materially reduce our revenues and profitability. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and to obtain insurance coverage that we consider adequate or are otherwise required by our contracts.

Absent increased utilization of our rigs in Mexico, our business is exclusively dependent on the level of activity in the oil and gas industry in the shallow waters of the U.S. Gulf of Mexico, which is significantly affected by often volatile natural gas prices.

Absent increased utilization of our rigs in Mexico, our business is exclusively dependent on the level of activity in oil and natural gas exploration, development and production in the shallow waters of the U.S. Gulf of Mexico. As of February 26, 2010, none of our drilling rigs were located or working in Mexico. We do not anticipate that we will have an opportunity to bid our rigs for work in Mexico again until late 2010 or 2011.

The drilling market in the shallow waters of the U.S. Gulf of Mexico is strongly influenced by our customer expectations of future natural gas prices. In particular, as the price of natural gas decreased, we experienced a weakened demand for our services in the U.S. Gulf of Mexico. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs when natural gas prices decline. In the U.S. Gulf of Mexico, drilling contracts are generally short-term, and oil and gas companies tend to respond quickly to upward or downward changes in natural gas prices. Our fleet utilization and dayrates in the U.S. Gulf of Mexico are also influenced by competing sources of natural gas, such as shale plays, access to capital for small and medium sized exploration and development companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes, and the number and timing of rigs moving into and out of the United States. Any further reduction in the demand for our drilling services in the U.S. Gulf of Mexico could erode dayrates and utilization rates for our rigs and adversely affect our financial results.

If our cash flow from operations does not improve, our current cash flow and holdings of cash may not be adequate to continue our operations as currently conducted.

Our liquidity is highly dependent upon the utilization level of our rigs, dayrates, and our capital expenditures. Based on our current rate of expenditures, our current rig utilization levels, cash flows from operations and current holdings of cash may not be adequate to continue our operations as currently conducted. Utilization for our rigs continues to be low at 40% as of February 23, 2010, due to lack of demand for our rigs. Current contracted dayrates for our rigs are also lower as compared to the year ended December 31, 2008. In 2009, we operated at a cash flow deficit subsequent to the spin-off date. If our low rig utilization continues through 2010 or if we are unable to obtain higher dayrates, and we are unable to make corresponding decreases in our expenditures, we may also operate at a cash flow deficit in 2010. As of December 31, 2009, we had cash on hand of $78.3 million, a decrease of $11.2 million since September 30, 2009. Due to conditions in the credit markets, an enhanced credit facility may not be available to us to address additional liquidity needs. Further, we may not be able to obtain additional debt or equity financing under these circumstances. We are evaluating alternatives to increase our capital, delaying capital expenditures, evaluating potential sales of assets and evaluating further cost reduction initiatives. We cannot assure you, however, that additional sources of financing would be available to us on commercially favorable terms, or at all, should our capital requirements exceed cash available from operations and existing cash, and cash available under our current credit facility.

We have received and are contesting tax assessments from the Mexican government and we could receive additional assessments in the future.

We received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Each assessment denies our right to claim certain deductions in our tax returns for those years. For these cases, including penalty, interest and inflation adjustments and an assessment from the Mexican government for a Pride entity that we are required to indemnify under our separation terms, the total contested amount is approximately 592 million Mexican pesos, or approximately $45 million as of December 31, 2009. We have contested these assessments in the Mexican court system. Mexican law requires taxpayers generally to provide a suitable guarantee or collateral against contested tax liabilities in order to prevent such liabilities from being due and payable. Prior to our spin-off, Pride had provided surety bonds or letters of credit for all of the contested cases and Seahawk assumed the indemnity obligations for the surety bonds and letters of credit. Renewal of a letter of credit for one of these assessments totaling $2.3 million was due in January 2010 and we currently have elected not to replace or renew the letter of credit or otherwise collateralize the contested assessment related to one of our dormant entities that has no material operations or net assets. The provision of a guarantee or collateral for the amount of the assessment is not required to contest assessments with the Mexican tax authority or in the Mexican courts. The Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary when suitable guarantee or collateral is not provided when due and, we believe, does not have the authority to collect assets of subsidiaries that have not been assessed. If the Mexican tax authority were to initiate collection efforts against assets of subsidiaries that have not been assessed, our liquidity and results of operations could be materially affected. In January 2010, we received a favorable ruling for one contested case of approximately $6 million; however, Mexican tax authorities have appealed the decision and under Mexican law the favorable ruling does not set precedent for any of our other contested cases.

We have also received additional tax assessments for the tax years 2003 and 2004 related to our entities, including entities which are dormant and have no material operations or net assets at December 31, 2009, in the amount of 1,173 million Mexican pesos, or approximately $90 million, which includes penalty, interest and inflation adjustments and an assessment from the Mexican government for a Pride entity that we are required to indemnify. We have refuted these assessments through an administrative appeal to the Mexican tax authority. We are not required to provide surety bonds or a suitable guarantee or collateral when an assessment is under administrative appeal to the Mexican tax authority. We anticipate that the Mexican tax authorities will rule on the pending administrative appeals in 2010 at which point we will likely contest these assessments in the Mexican court system. We are also evaluating the consequences of not providing a suitable guarantee or collateral for certain assessments against our dormant subsidiaries which have no material operations or net assets at the time the bond is due, but anticipate that we will provide suitable collateral for subsidiaries with ongoing operations.

Pursuant to the tax support agreement between us and Pride that we entered into at the time of the spin-off from Pride, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or other collateral issued for our account in respect of the additional Mexican tax assessments for tax years 2003 and 2004 made prior to the date of the spin-off to the extent requested by us. On July 31, 2012, July 31, 2013, July 31, 2014 and August 24, 2015, we may be required to provide substitute credit support for certain portions of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds, and pursuant to the tax support agreement, we will pay Pride a fee based on the credit support provided. We are not obligated to utilize Pride’s credit support for the provision of surety bonds or other collateral. The tax support agreement with Pride does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. Additionally, if we are not able to provide credit support for the surety bonds or other collateral for which Pride does not provide, and Pride is not obligated to provide credit support under the tax support agreement, the full amount of the contested tax assessed will become due and payable. The failure to replace Pride’s credit support for existing assessments as and when required by the tax support agreement would likely result in a default under the tax support agreement and our revolving credit facility. Our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the tax support agreement and would result in a default under our revolving credit facility if such assessment was assessed against one of our material subsidiaries, as defined in our revolving credit facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

We anticipate that the Mexican government will make additional assessments contesting similar deductions for other open tax years. If the Mexican tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be $100 million as of December 31, 2009. We may be required to provide additional security to the extent assessments are related to active subsidiaries and will be contested, which may include our five rigs that are not collateralized under our revolving credit facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

We are not currently operating in Mexico or any other non-U.S. market. We cannot assure you that we will be able to resume operations in Mexico or expand into other international markets. If we are able to expand into other international markets, we may incur additional risks.

We are not currently operating in Mexico or any other non-U.S. market. Since February 3, 2010, none of our drilling rigs have been working in Mexico. Since the second half of 2009, regulatory and financial uncertainty regarding PEMEX’s drilling programs and development budget has led to decreased demand by PEMEX for drilling rigs operating in the Mexican portion of the Gulf of Mexico, including our drilling rigs. In addition, PEMEX has issued operating guidelines that favor high-specification jackups over our mat-supported rigs. We do not anticipate that we will have an opportunity to bid our rigs for work in Mexico again until late 2010 or 2011. We cannot assure you that any bids that we submit will be awarded to us or that we will have any future contracting opportunities in Mexico.

We may not be able to expand into other international markets. As discussed in the risk factor above entitled “Our ability to move some of our rigs to other regions is limited,” our rigs, which are mat-supported, are less capable than other types of rigs in most areas outside of the Gulf of Mexico. If we are able to expand into other international markets, non-U.S. contract drilling operations are subject to various foreign laws and regulations, including laws and regulations relating to the operation of drilling rigs, currency conversions and repatriation, oil and natural gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling rigs and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. Operations in less developed countries can be subject to legal systems which are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

If we resume operations in Mexico or commence operations in any other non-U.S. market, we may be subject to additional risks not associated with our U.S. operations. These risks may include, among other things: foreign currency fluctuations and devaluations; political, social and economic instability; unexpected changes in regulatory requirements; work stoppages; wage and price controls; and other forms of economic conditions that are beyond our control.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The worldwide financial recession and credit crisis that began in mid -2008 has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide economic recession or depression. This credit crisis and the related instability in the global financial system have had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The financial and credit crisis could have an impact on the lenders under our revolving credit facility, on our customers or on our vendors, causing them to fail to meet their obligations to us.

Certain customers have accounted for a significant portion of our revenues. The loss of a significant customer could have a material adverse impact on our financial condition and results of operations.

Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. In Mexico, our primary customer has been PEMEX for which we are doing no current drilling. PEMEX accounted for 72%, 64% and 56% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. We do not have a master agreement with PEMEX; rather, PEMEX has contracted for our services on a rig-by-rig basis. In the United States, our top five customers accounted for 67% of our 2009 revenue in the U.S. Gulf of Mexico. Our results of operations could be materially adversely affected if any of our major customers terminates its contracts with us, fails to renew its existing contracts or refuses to award new contracts to us and we are unable to enter into contracts with new customers at comparable dayrates.

In the U.S., we provide drilling services primarily to independent oil and natural gas producers and drilling service providers pursuant to short-term contracts, resulting in potential instability in our customer base and contract status in that region.

Our customer base in the U.S. primarily consists of independent oil and natural gas producers and drilling service providers, and contracts in the U.S. tend to be short-term or well-to-well contracts. As a result, our U.S. customer base is subject to frequent turnover, and the contracted status of our rigs in that region changes rapidly. Additionally, our customers in the U.S. generally have less capital resources available to perform their obligations owed to us relative to larger oil and gas companies or state-owned entities.

Rig upgrade, refurbishment and repair are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We make significant upgrade, refurbishment and repair expenditures for our rigs from time to time, particularly in light of the age of our rigs. Some of these expenditures are unplanned. The average age of our rigs is over 29 years. In 2010, we expect our capital expenditures for our rigs and equipment to be approximately $8 million. All projects are subject to the risks of delay or cost overruns, including costs or delays resulting from the following:

•	unexpectedly long delivery times for, or shortages of, key equipment, parts and materials;

•	shortages of skilled labor and other shipyard personnel necessary to perform the work;

•	failure or delay of third-party equipment vendors or service providers;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	unanticipated actual or purported change orders;

•	client acceptance delays;

•	disputes with shipyards and suppliers;

•	work stoppages and other labor disputes;

•	latent damages or deterioration to equipment and machinery in excess of engineering estimates and assumptions;

•	financial or other difficulties at shipyards;

•	adverse weather conditions; and

•	inability to obtain required permits or approvals.

Significant cost overruns or delays could materially affect our financial condition and results of operations. Delays in the delivery of rigs undergoing upgrade, refurbishment or repair may, in many cases, result in delay in contract commencement, resulting in a loss of revenue to us, and may also cause our customer to renegotiate the drilling contract for the rig or terminate or shorten the term of the contract under applicable late delivery clauses. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms. Additionally, capital expenditures for rig upgrade and refurbishment projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.

Our rigs are at a relative disadvantage to higher specification jackup rigs. These higher specification rigs may be more likely to obtain contracts than our rigs, particularly during market downturns.

Some of our competitors have jackup fleets with generally higher specification rigs than those in our fleet. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs. Some of our significant customers, including PEMEX, may also begin to require higher specification rigs for the types of projects that currently utilize our lower specification rigs, which could materially affect the utilization of these rigs. In the past, our rigs have been stacked earlier in the cycle of decreased rig demand than our competitors’ higher specification rigs and have been reactivated later in the cycle, which has adversely impacted our business and could be repeated in the future. In addition, higher specification rigs may be more adaptable to different operating conditions and have greater flexibility to move to areas of demand in response to changes in market conditions. Furthermore, in recent years, an increasing amount of exploration and production expenditures have been concentrated in deeper water drilling programs and deeper formations, including deep natural gas prospects, requiring higher specification rigs. This trend is expected to continue and could result in a material decline in demand for the rigs in our fleet. Under the terms of the non-competition covenant in the master separation agreement with Pride, we are not permitted to own or operate any rig with a water depth rating of more than 500 feet, subject to certain exceptions, for three years following the spin-off, which was effective on August 24, 2009.

An oversupply of comparable or higher specification jackup rigs in the Gulf of Mexico could depress the demand and contract prices for our rigs and materially reduce our revenues and profitability.

Demand and contract prices customers pay for our rigs also are affected by the total supply of comparable rigs available for service in the shallow waters of the Gulf of Mexico. During prior periods of high utilization and dayrates, industry participants have increased the supply of rigs by ordering the construction of new units. This has often created an oversupply of drilling units and has caused a decline in utilization and dayrates when the rigs enter the market, sometimes for extended periods of time as rigs have been absorbed into the active fleet. As of February 26, 2010, there are approximately 44 jackups under construction and 13 on order that are expected to enter the international market, six of which are being built in shipyards in the Gulf of Mexico region, and accordingly, would have relatively low mobilization costs to operate in the Gulf of Mexico. All of these rigs are considered to be of a higher specification than our rigs, because generally they are larger, have greater deckloads, have water depth ratings of 250 feet or greater and have an independent leg design, as opposed to being mat-supported. Independent leg rigs are variable deckload and are better suited for use in stronger currents or uneven seabed conditions. Most of the new rigs available in the first half of 2010 and beyond are currently without contracts, which may intensify price competition as scheduled delivery dates occur. In addition, our competitors’ stacked rigs may re-enter the market. The entry into service of newly constructed, upgraded or reactivated units will increase market supply and could reduce, or curtail a strengthening of, our dayrates in the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units may negatively affect utilization and dayrates. In addition, the new construction of high specification rigs, as well as changes in our competitors’ drilling rig fleets, could require us to make material additional capital investments to keep our rig fleet competitive.

Our ability to move some of our rigs to other regions is limited.

Most jackup rigs can be moved from one region to another, and in this sense the contract drilling market is a global market. The supply and demand balance for jackup rigs may vary somewhat from region to region, and because the cost to move a rig is significant, there is limited availability of rig-moving vessels and some rigs are designed to work in specific regions. However, significant variations between regions tend not to exist on a long-term basis due to the ability to move rigs. Our rigs, which are mat-supported, are less capable than independent leg jackup rigs of managing variable sea floor conditions found in most areas outside the Gulf of Mexico. As a result, our ability to move these rigs to other regions in response to changes in market conditions is limited.

Our industry is highly competitive and cyclical, with intense price competition.

Our industry is highly competitive. Our contracts are traditionally awarded on a competitive bid basis. Pricing, safety record and technical expertise are key factors in determining which qualified contractor is awarded a job. Rig availability, location and specifications also can be significant factors in the determination.

Some of our competitors in the drilling industry are larger than we are and have rigs with generally higher specifications, and greater resources than we have. In addition, recent mergers within the oil and natural gas industry have reduced the number of available customers, resulting in increased competition for projects. We may not be able to maintain our competitive position, and we believe that competition for contracts will continue to be intense in the foreseeable future. Our inability to compete successfully may reduce our revenues and profitability.

Historically, the offshore service industry has been highly cyclical, with periods of high demand, limited rig supply and high dayrates often followed by periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in rigs, particularly lower specification rigs like ours, being idle for long periods of time. We may be required to stack rigs or enter into lower dayrate contracts in response to market conditions. Due to the short-term nature of most of our drilling contracts, changes in market conditions can quickly affect our business. As a result of the cyclical nature of our industry, our results of operations have been volatile, and we expect this volatility to continue. Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges if future cash flow estimates, based upon information available to management at the time, indicate that our rigs’ carrying value may not be recoverable.

Our business is conducted in the shallow water Gulf of Mexico, a mature region that could result in less drilling activity in the area and thereby reduce demand for our services.

The shallow water region of the Gulf of Mexico is a mature oil and natural gas production region that has experienced substantial seismic survey and exploration activity for many years. Because a large number of oil and natural gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. According to the U.S. Energy Information Administration, the average size of Gulf of Mexico discoveries has declined significantly since the early 1990s. In addition, the amount of natural gas production in the shallow water region of the Gulf of Mexico has declined over the last several years. As a result of the diminished discovery potential, oil and natural gas companies may be unable to obtain acceptable financing necessary to drill prospects in this region. The decrease in the size of oil and natural gas prospects, the decrease in production or the failure to obtain such financing may result in reduced drilling activity in the shallow water region of the Gulf of Mexico and reduced demand for our services. Further, U.S. demand for natural gas is also supplied by onshore natural gas exploration and development and importation of liquefied natural gas. Significant onshore discoveries of natural gas, increased onshore production or development of new, or expansion of existing, liquefied natural gas facilities in the U.S. could also reduce demand for our offshore drilling services.

Consolidation of suppliers may limit our ability to obtain supplies and services at an acceptable cost, on our schedule or at all.

We rely on certain third parties to provide supplies and services necessary for our operations. Recent mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing of key supplies. We may not be able to obtain supplies and services at an acceptable cost, at the times we need them or at all. These cost increases or delays could have a material adverse affect on our results of operations and financial position.

Failure to attract and retain skilled personnel or an increase in labor costs could hurt our operations.

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for our operations intensifies as the number of rigs activated or added to worldwide fleets or under construction increases, creating upward pressure on wages. Additionally, in the master separation agreement we entered into with Pride at the time of our spin-off from Pride, we have agreed to refrain from directly soliciting, recruiting or hiring employees of Pride without Pride’s consent for one year after the spin-off, which was effective on August 24, 2009. The shortages of qualified personnel or the inability to obtain and retain qualified personnel could negatively affect the quality, safety and timeliness of our work. We plan to implement recruiting and training programs in an effort to meet our anticipated personnel needs. These efforts may be unsuccessful, and competition for skilled personnel could materially impact our business by limiting or affecting the quality and safety of our operations or further increasing our costs.

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations.

Many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory trading obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

Although we implement policies and procedures designed to promote compliance with the laws of the jurisdictions in which we operate, our employees, contractors and agents may take actions in violation of our policies and such laws. Any such violation, even if prohibited by our policies, could materially and adversely affect our business.

Pride is conducting an investigation into allegations of improper payments to foreign government officials, as well as corresponding accounting entries and internal control issues. The outcome and impact of this investigation are unknown at this time.

The Audit Committee of Pride’s Board of Directors, through independent outside counsel, has undertaken an investigation of potential violations of the United States Foreign Corrupt Practices Act (“FCPA”) in several of its international operations. With respect to the Mexico operations included in our consolidated and combined financial statements, this investigation has found evidence suggesting that payments, which may violate the FCPA, were made to government officials in Mexico aggregating less than $150,000. The evidence to date regarding these payments suggests that payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico. Pride has voluntarily disclosed information found in the investigation to the Department of Justice (“DOJ”) and the SEC. We have been informed by Pride that it is continuing to cooperate with these authorities as the investigation and FCPA compliance reviews continue. However, we are not a party to nor are we involved in any of the discussions with the DOJ or the SEC.

Pride has announced that as of December 31, 2009 it has accrued $56.2 million related to a potential resolution with the DOJ and the SEC. However, despite this announcement we still do not have sufficient information to predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated and combined financial statements or on our business. Pursuant to the master separation agreement we entered into with Pride at the time of our spin-off from Pride, we are responsible for any liabilities, costs or expenses related to, arising out of, or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions) except that our responsibility to indemnify Pride for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million. At the date of our spin-off from Pride, we recognized an indemnity obligation to Pride of approximately $0.3 million. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for our company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

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

Our customers may seek to cancel or renegotiate some of our drilling contracts during periods of depressed market conditions or if we experience downtime, operational difficulties, or safety-related issues.

All our contracts with major customers are dayrate contracts, where we charge a fixed charge per day regardless of the number of days needed to drill the well. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime, operational problems above the contractual limit or safety-related issues, if the rig is a total loss, if the rig is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party. Some of our contracts with our customers include terms allowing them to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of our contracts with our customers are terminated due to downtime, operational problems or failure to deliver. Some of our other contracts with customers may be cancelable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a rig being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, our revenues and profitability could be materially reduced.

We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.

As of December 31, 2009, our contract drilling backlog was approximately $14.8 million for future revenues under firm commitments, all of which is expected to be realized during the remainder of 2010. We may not be able to perform under these contracts due to events beyond our control, and our customers may seek to cancel or renegotiate our contracts for various reasons, including those described above or in connection with the ongoing financial crisis. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.

Our credit agreement imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

We have a two-year, $36 million revolving credit facility that has no outstanding borrowings as of December 31, 2009. Borrowings under the credit facility may only be used to fund reactivation capital expenditures and for related working capital purposes. The credit agreement imposes significant operating and financial restrictions on us, including limitations on our ability to:

•	make investments and other restricted payments, including dividends and other distributions;

•	incur additional indebtedness;

•	create liens;

•	restrict dividend or other payments by our subsidiaries to us;

•	sell our assets or consolidate or merge with or into other companies;

•	engage in transactions with affiliates; and

•	make capital expenditures.

Our credit agreement also requires us to maintain minimum ratios with respect to our financial condition. These covenants may adversely affect our ability to finance our future operations and capital needs and to pursue available business opportunities. A breach of any of these covenants would result in a default in respect of the related debt. If a default were to occur, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, immediately due and payable and proceed against any collateral securing that debt.

In order to execute our growth strategy, we may require additional capital in the future, which may not be available to us.

Our business is capital-intensive and, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through public or private debt or equity financings to execute our growth strategy and to fund capital expenditures. Adequate sources of capital funding may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to the holdings of existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to fund maintenance requirements and acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

The spin-off could result in substantial tax liability.

The terms of the tax sharing agreement we entered into with Pride at the time of our spin-off from Pride requires that neither we nor any of our subsidiaries take or fail to take any action that would be inconsistent with or prohibit the spin-off and certain related transactions from qualifying for tax-free treatment under Sections 355 and/or 368 of the Internal Revenue Code of 1986, as amended (the “Code”). Such actions include but are not limited to any of the following actions within the two-year period following August 24, 2009, which was the effective time of the spin-off: (a) selling all or substantially all of the assets that constitute our mat-supported jackup rig business to any person (other than to us or to an entity which is and will be wholly owned, directly or indirectly, by us), (b) transferring any of our or any of our affiliates’ assets in certain transactions described in Section 368(a)(1) of the Code to another entity (other than to us or to an entity which is and will be wholly owned, directly or indirectly, by us), (c) transferring all or substantially all of the assets that constitute our mat-supported jackup rig business in a transaction described in Sections 351 or 721 of the Code (other than to a corporation or partnership which is and will be wholly owned, directly or indirectly, by us), (d) issuing stock of us or any affiliate (or any instrument that is convertible or exchangeable into any such stock) except in certain permitted cases relating to employee compensation, (e) facilitating or otherwise participating in any acquisition (or deemed acquisition) of our stock that would result in any shareholder or certain groups of shareholders owning or being deemed to own 40% or more (by vote or value) of our outstanding stock, and (f) redeeming or otherwise repurchasing any of our stock except in certain permitted cases and subject to certain limits. However, we will be permitted to take one or more of the foregoing actions if (a) we obtain from counsel an opinion which is reasonably satisfactory to Pride that such action will not adversely affect the tax consequences of the spin-off and certain related transactions or (b) we provide Pride with suitable financial security sufficient to cover any and all taxes that may arise from taking such action.

Under the terms of the tax sharing agreement, in the event that the spin-off and/or certain related transactions were to fail to qualify for tax-free treatment, we would generally be responsible for 50% of the tax resulting from such failure. However, if the spin-off and/or certain related transactions were to fail to qualify for tax-free treatment because of certain actions or failures to act by us or by Pride, the party taking or failing to take such actions would be responsible for all of the tax resulting from such failure.

Our indemnification obligations to Pride and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Pride or such other persons under the circumstances set forth in the tax sharing agreement, our financial condition could be materially adversely affected.

We might not be able to engage in desirable strategic transactions and equity issuances as a result of the spin-off.

Under the tax sharing agreement that we entered into with Pride, we are prohibited from taking or failing to take any action that prevents the spin-off and related transactions from being tax-free. Such actions would include, but not be limited to, any of the following actions within the two-year period following August 24, 2009, the effective time of the spin-off: (a) selling or transferring all or substantially all of the assets that constitute our mat-supported jackup rig business, (b) issuing stock of us or any affiliate (or any instrument that is convertible or exchangeable into any such stock) except in certain permitted cases relating to employee compensation, (c) facilitating or otherwise participating in any acquisition (or deemed acquisition) of our stock that would result in any shareholder or certain groups of shareholders owning or being deemed to own 40% or more (by vote or value) of our outstanding stock, and (d) redeeming or otherwise repurchasing any of our stock. The foregoing actions contain exceptions for certain permitted cases, including certain transfers among us and our wholly owned subsidiaries, and in some cases allow for actions that do not exceed permitted limits.

These restrictions, to the extent they remain in effect and apply to particular transactions we may seek to undertake, may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business.

Our acquisition strategy may be unsuccessful if we incorrectly predict operating results of acquisitions, are unable to identify and complete future acquisitions, or fail to successfully integrate acquired assets or businesses we acquire.

The acquisition of assets or businesses that are complementary to our operations is an important component of our business strategy. We believe that attractive acquisition opportunities may arise from time to time, and any such acquisition could be significant. At any given time, discussions with one or more potential sellers may be at different stages. However, any such discussions may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. In addition, we cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common stock.

Any future acquisitions could present a number of risks, including:

•

the risk of incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	the risk of failing to integrate the operations or management of any acquired operations or assets successfully and timely; and

•	the risk of diversion of management’s attention from existing operations or other priorities.

If we are unsuccessful in completing acquisitions of other operations or assets, our financial condition could be adversely affected and we may be unable to implement an important component of our business strategy successfully. In addition, if we are unsuccessful in integrating our acquisitions in a timely and cost-effective manner, our financial condition and results of operations could be adversely affected.

We are subject to a number of operating hazards, including those specific to marine operations. We may not have insurance to cover all these hazards.

Our operations are subject to hazards inherent in the drilling industry, such as blowouts, reservoir damage, loss of production, loss of well control, lost or stuck drill strings, equipment defects, punchthroughs, craterings, fires, explosions and pollution. Contract drilling requires the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, claims by third parties or customers and suspension of operations. Our fleet is also subject to hazards inherent in marine operations, either while on-site or during mobilization, such as capsizing, sinking, grounding, collision, damage from severe weather and marine life infestations. In addition, our operations could be adversely affected by extreme weather conditions, such as hurricanes in the Gulf of Mexico, and sea level changes that could be associated with climate change. Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages. We customarily provide contract indemnity to our customers for:

•	claims that could be asserted by us relating to damage to or loss of our equipment, including rigs;

•	claims that could be asserted by our employees relating to personal injury or loss of life; and

•	pollution emanating from the rigs we operate.

Certain areas in and near the Gulf of Mexico are subject to hurricanes and other extreme weather conditions on a relatively frequent basis. Our drilling rigs may be located in areas that could cause them to be susceptible to damage or total loss by these storms. For example, in September 2008, the Pride Wyoming, one of our mat-supported jackup rigs operating in the U.S., was lost as a result of Hurricane Ike. In addition, damage to our rigs, our shore bases and our corporate infrastructure caused by high winds and turbulent seas could potentially cause us to curtail operations for significant periods of time until the damages can be repaired.

We maintain insurance for injuries to our employees, damage to or loss of our equipment and other insurance coverage for normal business risks, including general liability insurance. Our rigs operating in the U.S. Gulf of Mexico do not have coverage for physical damage due to named windstorms. Our marine package policy, which provides coverage for physical damage to our rigs and for various marine liabilities, has a $10 million per-occurrence deductible for non-windstorm events. Other deductibles may apply depending on the nature and circumstances of the liability.

Any insurance protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. For example, in addition to our lack of coverage for physical damage caused by named windstorms in the U.S., pollution, reservoir damage and environmental risks generally may not be fully insurable. We do not maintain business interruption or loss of hire insurance. In addition, some of our primary insurance policies have substantial deductibles.

The oil and natural gas industry in the Gulf of Mexico suffered extensive damage in recent years due to hurricanes. As a result, insurance costs and deductibles have increased significantly. There also have been significant changes made to the scope and terms of various insurance coverages. There can be no assurance that costs, deductibles and coverage terms will not continue to be adversely affected.

The occurrence of a significant event against which we are not fully insured, or of a number of lesser events against which we are insured but are subject to substantial deductibles, aggregate limits, and/or self-insured amounts, could materially increase our costs and impair our profitability and financial condition. We may not be able to maintain adequate insurance at rates or on terms that we consider reasonable or acceptable or be able to obtain insurance against certain risks.

Public health threats could have a material adverse effect on our operations and our financial results.

Public health threats, such as influenza, Severe Acute Respiratory Syndrome and other highly communicable diseases, could adversely impact our operations, the operations of our clients and the global economy in general, including the worldwide demand for crude oil and natural gas and the level of demand for our services. Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in the United States or Mexico, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.

We are responsible for costs and awards relating to the loss of the Pride Wyoming that are not covered by Pride’s insurance.

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the United States Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $71.9 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned or operated by third parties. Under the master separation agreement we entered into with Pride at the time of our spin-off from Pride, Pride agreed to finance, at our option, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds, subject to a $10 million limitation of such debt to Pride under our revolving credit facility. As of December 31, 2009 we have incurred costs of $40.4 million for the removal of the wreckage and salvage operations, of which Pride financed $10 million as described above. We have received $27.3 million in insurance proceeds related to the removal of wreckage operation, and Pride has been reimbursed directly by the insurance carrier for the $10 million they funded. The remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance.

Three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico assert that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants have requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. These owners have claimed damages in excess of $134 million in the aggregate. An unfavorable outcome related to these claims could result in an increase in our insurance costs going forward. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride has retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. We will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

In connection with our separation from Pride, Pride has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Pride’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the master separation agreement, Pride has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Pride has agreed to retain, and there can be no assurance that the indemnity from Pride will be sufficient to protect us against the full amount of such liabilities, or that Pride will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Pride any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could adversely affect our business, results of operations and financial condition.

The terms of our separation from Pride, the related agreements and other transactions with Pride were determined in the context of a parent-subsidiary relationship and thus may be less favorable to us than the terms we could have obtained from an unaffiliated third party.

Transactions and agreements entered into with Pride on or before the closing of the spin-off present conflicts between our interests and those of Pride. These transactions and agreements included the following:

•	agreements related to the separation of our business from Pride that provide for, among other things, the assumption by us of liabilities related to our business or subsidiaries;

•	the assumption by Pride of liabilities unrelated to our business;

•	our agreement not to compete with Pride in certain respects for three years following the spin-off;

•	the transfer to us of a target working capital amount;

•	our respective rights, responsibilities and obligations with respect to taxes and tax benefits and the terms of our various interim and ongoing relationships, and

•	administrative support services provided by Pride to us and other transactions with Pride.

Because the terms of our separation from Pride and these transactions and agreements were entered into in the context of a parent-subsidiary relationship, their terms may be less favorable to us than the terms we could have obtained from an unaffiliated third party.

We may not be able to maintain or replace our rigs as they age.

The capital associated with the repair and maintenance of our fleet increases with age. We may not be able to maintain our fleet of existing rigs to compete effectively in the market, and our financial resources may not be sufficient to enable us to make expenditures necessary for these purposes or to acquire or build replacement rigs. The Seahawk 2000 and the Seahawk 2002, which are currently stacked, would require additional capital expenditures in order to be class certified and to operate.

New technologies may cause our current drilling methods to become obsolete, resulting in an adverse effect on our business.

The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, we may be placed at a competitive disadvantage and competitive pressures may force us to implement new technologies at substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to benefit from technological advantages and implement new technologies before we can. We may not be able to implement technologies on a timely basis or at a cost that is acceptable to us.

Our customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, our customers generally assume, and indemnify us against, well control and subsurface risks under dayrate contracts. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. There can be no assurance, however, that these customers will necessarily be willing or financially able to indemnify us against all these risks. Also, we may choose not to enforce these indemnities because of the nature of our relationship with some of our larger customers.

We are subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.

Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling industry, including those requiring us to obtain and maintain specified permits or other governmental approvals and to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Our operations and activities in the United States are subject to numerous environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships. Additionally, Mexico has adopted, and could in the future adopt additional, environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment that could be applicable to our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs or both. In addition, we may be required to make significant capital expenditures to comply with laws and regulations or materially increase our costs or both.

We are aware of the increasing focus of local, state, national and international regulatory bodies on greenhouse gas emissions and climate change issues. We are also aware of legislation proposed by United States lawmakers to reduce greenhouse gas emissions, as well as greenhouse gas emissions regulations enacted by the U.S. Environmental Protection Agency. We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of greenhouse emissions and climate change on our operations and take appropriate actions, where necessary. Any direct and indirect costs of meeting these requirements could adversely affect our business, financial condition and results of operations.

Our ability to operate our rigs could be restricted or made more costly by government regulation.

Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008 caused damage to a number of rigs in the Gulf of Mexico. Rigs that were moved off location by the storms damaged platforms, pipelines, wellheads and other drilling rigs. In May 2006 and April 2007, the MMS issued interim guidelines for jackup rig fitness requirements for the 2006 and 2007 hurricane seasons, effectively imposing new requirements on the offshore oil and natural gas industry in an attempt to increase the likelihood of survival of jackup rigs and other offshore drilling units during a hurricane. Effective June 2009, the MMS issued longer-term guidelines, generally consistent with the interim guidelines, for jackup rig fitness requirements during hurricane seasons. The June 2009 guidelines are to be effective through the 2014 hurricane season. As a result of these MMS guidelines, our jackup rigs operating in the U.S. are being required to operate with a higher air gap (the space between the water level and the bottom of the rig’s hull) during the hurricane season, effectively reducing the water depth in which they can operate. The guidelines also provide for enhanced information and data requirements from oil and natural gas companies operating properties in the U.S. Gulf of Mexico. The MMS may take other steps that could increase the cost of operations or reduce the area of operations for our rigs, thus reducing their marketability. Implementation of the MMS guidelines or regulations may subject us to increased costs and limit the operational capabilities of our rigs.

Unionization efforts and labor regulations could materially increase our costs or limit our flexibility.

Currently, our Mexican national employees are represented by a labor union and work under collective bargaining or similar agreements which are subject to periodic renegotiation. In addition, our business has been affected by strikes or work stoppages and other labor disruptions. Although our domestic employees are not covered by a collective bargaining agreement, the marine services industry has been targeted by maritime labor unions in an effort to organize U.S. employees. A significant increase in the wages paid by competing employers or the unionization of our U.S. employees could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired. Additional unionization efforts, new collective bargaining agreements or work stoppages, whether foreign or domestic, could materially increase our costs, reduce our revenues or limit our flexibility.

Certain legal obligations require us to contribute certain amounts to retirement funds and restrict our ability to dismiss employees. Future regulations or court interpretations established in the countries in which we conduct our operations could increase our costs and materially adversely affect our business, financial condition and results of operation.

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from Pride.

As a stand-alone, independent public company, we believe that we will more effectively focus on our operations and growth strategies, and thus bring more value to our stockholders, than we could as a subsidiary of Pride. However, by separating from Pride, there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Pride. As part of Pride, we were able to enjoy certain benefits from Pride’s operating diversity, purchasing and borrowing leverage, and available capital for investments. We may not be able to achieve some or all of the benefits that we expect to achieve as a stand-alone, independent company.

We do not have a long history of operating as a stand-alone company, we may encounter difficulties in making the changes necessary to continue to operate as a stand-alone company, and we may incur greater costs as a stand-alone company that may adversely affect our results.

Pride historically performed various corporate functions for us, including:

•	accounting;

•	human resource services such as payroll and benefit plan administration;

•	information technology and communications;

•	legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Exchange Act);

•	purchasing and logistics;

•	quality, safety, health and environment;

•	risk management;

•	tax; and

•	treasury and corporate finance.

Following our separation from Pride, Pride has no obligation to provide these functions to us other than certain interim services that Pride was obligated to provide under a transition services agreement, which is described in Note 2 of our audited financial statements included in this annual report. We have developed or are developing, or engaging third parties to provide, our own systems and business functions to replace these systems and business functions Pride provided, and we may incur difficulties in the replacement process. We may also incur higher costs for these functions than the amounts we were allocated as segments of Pride. To the extent that these new systems do not function as planned, we may operate our business less efficiently and our results may suffer.

Our executive team has not previously worked together and some members of our executive team do not have extensive experience operating our assets.

While our executive officers have significant industry experience, some do not have extensive operating experience with the rigs in our fleet, and they have not all worked together previously as a team. As a separate company, we have substantially fewer resources than Pride. Our success will depend, in part, on the ability of our executives to work effectively as a team in the new environment. The loss of any of our executive officers could adversely impact our performance.

The requirements of being a public company may strain our resources.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports, proxy statements and other information. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred additional annual expenses related to these steps and, among other things, directors and officers liability insurance, director fees, SEC reporting, transfer agent fees, hiring additional accounting and administrative personnel, increased auditing and legal fees and similar expenses. In addition, we may not be able to implement these changes in a timely fashion.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our property consists of 20 mat-supported jackup drilling rigs and related support equipment. The capital associated with the repair and maintenance of our fleet increases with age. The Seahawk 2000 and the Seahawk 2002, which are currently stacked, would require additional capital expenditures in order to be class certified and thus able to operate.

We lease office and/or operating facilities in Houston, Texas, Broussard, Louisiana, Houma, Louisiana and Ciudad del Carmen, Campeche, Mexico.

Item 3.	LEGAL PROCEEDINGS

We incorporate by reference in response to this item the information set forth in Item 7 of this annual “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Mexican Tax Assessments” and “Loss of the Pride Wyoming”.

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

Pride has announced that as of December 31, 2009 it has accrued $56.2 million related to a potential resolution with the DOJ and the SEC. However, despite this announcement we still do not have sufficient information to predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated and combined financial statements or on our business. Pursuant to the Master Separation Agreement, we are responsible for any liabilities, costs or expenses related to, arising out of, or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions) except that our responsibility for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million. At the Spin-off Date, we recognized an indemnity obligation to Pride of approximately $0.3 million. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for our company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

We have presented below information about our executive officers as of February 26, 2010. Officers are appointed annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

Name	Age	Position
Randall D. Stilley	56	President, Chief Executive Officer and Director
William C. Hoffman	49	Senior Vice President and Chief Operating Officer
Steven A. Manz	44	Senior Vice President and Chief Financial Officer
Alejandro Cestero	35	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary

Randall D. Stilley has served as President, Chief Executive Officer and Director since our spin-off in August 2009. Prior to our spin-off he was Pride’s Chief Executive Officer—Mat Jackup Division since September 2008. Prior to joining Pride, from October 2004 to June 2008, Mr. Stilley was President and Chief Executive Officer and Director of Hercules Offshore, Inc., an oilfield services company. From January 2004 to October 2004, Mr. Stilley was Chief Executive Officer and Director of Seitel, Inc., an oilfield services company. From June 2008 to September 2008 and from 2000 until January 2004, Mr. Stilley was an independent business consultant and managed private investments. From 1997 until 2000, Mr. Stilley was President of the Oilfield Services Division at Weatherford International, Inc., an oilfield services company. Prior to joining Weatherford in 1997, Mr. Stilley served in a variety of positions at Halliburton Company, an oilfield services company. He is a registered professional engineer in the state of Texas and a member of the Society of Petroleum Engineers. Mr. Stilley holds a Bachelor of Science degree in Aerospace Engineering from the University of Texas at Austin.

William C. (Kurt) Hoffman joined Seahawk as Senior Vice President and Chief Operating Officer in August 2009. Prior to joining Seahawk, Mr. Hoffman served as Vice President Marketing, Noble Drilling Services, Inc., a subsidiary of Noble Corporation since 2004. He held the position of Vice President, Western Hemisphere Operations at Noble Corporation from 2000 to 2004. Prior to Noble, Mr. Hoffman held several management positions with Triton Engineering Services from 1991 to 1999, including President, and Vice President International Operations. Mr. Hoffman began his career in the drilling industry with Zapata Offshore Company. Mr. Hoffman holds a Bachelor of Business Administration degree from Southwest Texas State University.

Steven A. Manz has served as Senior Vice President and Chief Financial Officer since our spin-off in August 2009. Prior to our spin-off he was Pride’s Vice President and Chief Financial Officer—Mat Jackup Division since October 2008. Mr. Manz was most recently a Director of Research for the investment bank Simmons & Company International from April until August 2008. From January 2005 to September 2007, he was with Hercules Offshore, Inc., where he served as Senior Vice President of Corporate Development and Planning from March 2007 to September 2007 and as Chief Financial Officer from January 2005 to March 2007. From May 1995 to December 2004, Mr. Manz was with Noble Corporation, where he served in a variety of management roles including Managing Director-Noble Technology Services Division from April 2003 to December 2004, Vice President of Strategic Planning from August 2000 to April 2003, and Director of Accounting and Investor Relations from March 1997 to August 2000. During September 2008 and from September 2007 until April 2008 Mr. Manz was not employed. Mr. Manz holds a Bachelor of Business Administration in Finance from the University of Texas at Austin.

As previously announced, Mr. Manz informed Seahawk of his intention to retire from Seahawk. Mr. Manz and Seahawk have mutually determined that Mr. Manz will retire from Seahawk sometime during the second quarter of 2010. Mr. Manz will continue to serve as Chief Financial Officer during the interim period and assist Seahawk in an orderly transition.

Alejandro (Alex) Cestero has served as has served as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since our spin-off in August 2009. Prior to our spin-off he was Pride’s Vice President and General Counsel—Mat Jackup Division since October 2008. Prior to his appointment Mr. Cestero had been serving as Deputy General Counsel, Business Affairs and Assistant Secretary for Pride since January 2007. Mr. Cestero joined Pride in April 2002 as Senior Counsel. In January 2004 he was named Assistant General Counsel and Assistant Secretary and served in this position until December 2006. Prior to joining Pride, he was with the law firm of Bracewell & Giuliani LLP and Vinson & Elkins LLP. Mr. Cestero earned his Juris Doctor from Stanford Law School, and a Master of Business Administration and Bachelor of Arts from Rice University.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 24, 2009, in conjunction with our spin-off from Pride, our stock began trading on the NASDAQ Global Select Market under the symbol “HAWK”. As of February 24, 2010, there were approximately 828 stockholders of record. The following table presents the range of high and low sales prices of our common stock on the NASDAQ for the periods shown:

	Price
	High	Low
2009
Third Quarter (from August 24, 2009)	$35.70	$22.29
Fourth Quarter	$32.00	$19.14

We have not paid any cash dividends on our common stock since our spin-off from Pride. We currently do not have any plans to pay cash dividends on our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with the Consolidated and Combined Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.” On August 24, 2009, we completed our spin-off from Pride.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$291,144	$681,764	$707,184	$639,480	$422,953
Operating costs, excluding depreciation and amortization	234,964	343,267	350,009	299,353	257,892
Depreciation and amortization	60,287	62,526	62,758	54,685	51,252
General and administrative, excluding depreciation and amortization	32,522	36,612	25,667	17,656	13,947
Impairments of goodwill and property and equipment	33,311	—	—	—	—
(Gain) loss on sales of assets, net	320	88	(404)	(376)	(2,109)

Earnings (loss) from operations	(70,260)	239,271	269,154	268,162	101,971
Other income (expense), net	228	(2,615)	(719)	(1,599)	794

Income (loss) before income taxes	(70,032)	236,656	268,435	266,563	102,765
Income tax expense (benefit)	(25,440)	82,885	94,887	95,635	36,604

Income (loss) from continuing operations, net of tax	(44,592)	153,771	173,548	170,928	66,161
Income (loss) from discontinued operations, net of tax	2,921	22,249	2,098	(1,840)	(1,817)

Net income (loss)	$(41,671)	$176,020	$175,646	$169,088	$64,344

Basic and diluted earnings (loss) per share:
Continuing operations	$(3.84)	$13.27	$14.98	$14.76	$5.71
Discontinued operations	0.25	1.92	0.18	(0.16)	(0.16)

Net income (loss)	$(3.59)	$15.19	$15.16	$14.60	$5.55

Shares used in per share calculations:
Basic and diluted (1)	11,606	11,584	11,584	11,584	11,584

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)				(Unaudited)
Balance Sheet Data:
Working capital	$58,541	$81,861	$80,699	$54,359	$95,796
Property and equipment, net	465,375	612,046	711,507	670,867	579,337
Total assets	625,336	805,404	893,109	823,431	725,378
Total stockholders’ equity/net parent funding	453,003	551,586	644,530	579,667	560,201

(1)	The calculation of basic and diluted earnings per share and shares outstanding for all periods prior to our spin-off is based on common shares outstanding on the spin-off date.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated and combined financial condition and results of operations should be read in conjunction with “Financial Statement and Supplementary Data” in Item 8 of this annual report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report. See “Disclosures Regarding Forward-Looking Statements” herein. Unless the context requires otherwise or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we”, “our”, “ours”, “us”, and “Seahawk” refer to Seahawk Drilling, Inc. The financial information for periods prior to our separation from Pride referred to below reflects the effects of, among other things, certain assets and operations retained by Pride and that are not held by Seahawk after its separation from Pride.

The Company

We operate a jackup rig business that provides contract drilling services to the oil and natural gas exploration and production industry in the Gulf of Mexico. Our fleet of mobile offshore drilling rigs consists of 20 jackup rigs that are capable of operating in maximum water depths of up to 300 feet and drilling to depths of up to 25,000 feet. We have one of the largest fleets of jackup rigs located in the Gulf of Mexico. We contract with our customers on a dayrate basis to provide rigs and drilling crews, and we are responsible for the payment of operating and maintenance expenses. Our customers primarily consist of various oil and natural gas producers, drilling service providers and PEMEX.

Separation from Pride

On August 4, 2009, the Board of Directors of Pride approved a plan to separate Pride into two independent, publicly traded companies. The separation occurred through the distribution to Pride stockholders of all of the shares of common stock of Seahawk that held directly or indirectly, the assets and liabilities of Pride’s 20 mat-supported jackup rig business. Prior to the spin-off, we were a wholly-owned subsidiary of Pride. On August 24, 2009 (the “Spin-off Date”), each Pride stockholder received 1/15 of a share of our common stock, which are subject to our rights plan, for each share of Pride common stock held at the close of business on August 14, 2009, the record date. After the spin-off, Seahawk is an independent company and Pride retained no interest in our shares.

As a wholly-owned subsidiary of Pride prior to the spin-off, we used the operating and corporate functions of Pride for a variety of services including engineering, training and quality control, environmental, health and safety, accounting, corporate finance, human resource management (such as payroll and benefit plan administration), information technology and communications, legal, purchasing and inventory management, risk management, tax and treasury. We entered into a transition services agreement with Pride which provides for continuation of some of these services after the spin-off in exchange for fees specified in the agreement. As of December 31, 2009, we have terminated substantially all transition services. From the Spin-off Date through December 31, 2009, we incurred a total of $1.8 million in fees for services provided by Pride under the transition services agreement.

Mexico Operations

In February 2010, we demobilized the Seahawk 3000 from Mexico to the United States following the completion of its contract to begin a contract in March 2010. While we were in discussions for the rig to continue to work in Mexico, we determined that we could lower our consolidated indirect costs by operating the rig in the United States. Since February 3, 2010, we have no rigs working in Mexico. Since the latter half of 2009, there has been regulatory and financial uncertainty regarding PEMEX’s drilling programs and development budget, which has resulted in a number of rigs, including ours, to be unable to secure follow-on work and contracts. While we believe our rigs are well-suited for Mexico, with 13 of our rigs working in Mexico during the last several years, we are uncertain as to when we will have an opportunity to bid our rigs for work in Mexico. We anticipate in late 2010 or 2011 that we may have opportunities to bid for contracts in Mexico. Currently, we are scaling down our shore-based operations to reflect our current level of activity. We expect to record approximately $1.0 – $1.5 million of costs in the first quarter of 2010 for severance, elimination of excess facility and infrastructure costs, and other statutory charges. PEMEX continues to pay on terms and we have no indication that we will not collect our remaining balances due.

Our Business

The drilling market in the United States is strongly influenced by our customer expectations of future natural gas prices. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs when natural gas price decline. Fleet utilization and dayrates in the United States Gulf of Mexico are also influenced by U.S. demand for natural gas, competing sources of natural gas (shale plays), access to capital for small and medium sized exploration and development companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes, and the number and timing of rigs moving into and out of the United States.

Following the onset of the global financial crisis in mid-2008, declining prices of crude oil and natural gas and deteriorating worldwide economic conditions, the demand for drilling services declined. Lower crude oil and natural gas prices combined with the inability of our customers to obtain financing for drilling projects had an extremely negative impact on offshore drilling activity in the United States in 2009. The negative impact was exacerbated by the fact that many of our customers are not able to hedge their production, and future price of natural gas has been higher than the spot price. The decline in the United States jackup market in 2009 has been one of the sharpest downturns for United States jackup activity over the past 30 years. However, there are indications that market conditions may improve, including an estimated 12% increase in exploration and production budgets in 2010 as compared to 2009. The Henry Hub spot price for natural gas has increased over 200% since its September 2009 low from $1.84/Mcf to over $5.47/Mcf in February 2010 but has recently declined below $5.00/Mcf. Recently, we have seen an increase in drilling programs and inquiries, and as of January 15, 2010 there are 28 jackup rigs working in the Gulf of Mexico, up from 14 in July 2009. We do not expect average dayrates to increase until overall rig fleet utilization improves.

In response to the significant downturn in demand for our drilling services in the first nine months of 2009 in the United States and Mexico, we cold stacked a total of 10 rigs and we took steps to aggressively manage our cash costs to minimize losses over the near term by reducing our daily cash rig costs, shore-based support costs and corporate overhead. We are also considering opportunities to sell assets, including the Seahawk 800 and our cementing units in Mexico. Based on forward pricing of natural gas, we are cautiously optimistic that the United States market will improve in 2010. During the fourth quarter of 2009, the volume of customer inquiries and tenders increased in response to higher natural gas prices and possible emergence from recession in the United States. In addition to the eight rigs we have contracted, we have two additional rigs that are being marketed and could go to work quickly. Moreover, several of our stacked rigs can be reactivated on relatively short notice and with minimal capital investment. We intend to take a disciplined approach to reactivating stacked rigs when market economics justify such opportunities.

Throughout 2009 in Mexico, PEMEX’s spending was adversely affected by the declining value of the peso, which devalued approximately 6% earlier in 2009 before stabilizing and resulted in PEMEX being unable to fully fund its 2009 drilling programs. In addition, PEMEX has issued operating guidelines that favor high-specification jackups over our mat-supported rigs. Due to the economic and regulatory turmoil throughout 2009, we were not able to successfully recontract any of our rigs working Mexico. As of February 26, 2010 we have no rigs operating in Mexico. PEMEX’s 2010 capital budget is slightly higher than 2009 with potentially higher expenditures for Cantarell and other fields in Mexico shallow water fields. We believe that our rigs are well-suited for operations in Mexico and that there will be opportunities later in 2010 to market rigs that have previously operated in Mexico.

As of February 26, 2010, there are 44 jackups under construction and 13 on order that are scheduled to enter the international market. We believe that these new rigs, along with scheduled contract rollovers of operating rigs, will result in near-term declines in international dayrates and utilization. Given the current U.S. market conditions and challenges with obtaining windstorm damage insurance for rigs operating in the Gulf of Mexico, we do not expect any of these rigs to mobilize to the United States. It is possible that some of the rigs may enter the Mexico market, and we believe that PEMEX will tender for additional jackups in 2010 and 2011. In that event, PEMEX will most likely select rigs that are currently operating in the Gulf of Mexico. Furthermore, if PEMEX releases any rigs, those rigs would likely be mobilized back to U.S. waters.

Mexican Tax Assessments

We received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Each assessment contests our right to claim certain deductions in our tax returns for those years. For these cases, including penalty, interest and inflation adjustments and an assessment from the Mexican government for a Pride entity that we are required to indemnify under our separation terms, the total contested amount is approximately 592 million Mexican pesos, or approximately $45 million as of December 31, 2009. We have contested these assessments in the Mexican court system. Mexican law requires taxpayers generally to provide a suitable guarantee or collateral against contested tax liabilities in order to prevent such liabilities from being due and payable. Prior to our spin-off, Pride had provided surety bonds or letters of credit for all of the contested cases and Seahawk assumed the indemnity obligations for the surety bonds and letters of credit. Renewal of a letter of credit for one of these assessments of approximately $2.3 million was due in January 2010 and we currently have elected not to replace or renew the letter of credit or otherwise collateralize the contested assessment related to one of our dormant entities that has no material operations or net assets. The provision of a guarantee or collateral for the amount of the assessment is not required to contest assessments with the Mexican tax authority or in the Mexican courts; however, the Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary when suitable guarantee or collateral is not provided when due and, we believe, does not have authority to collect assets of subsidiaries that have not been assessed. If the Mexican tax authority were to initiate collection efforts against assets of subsidiaries that have not been assessed, our liquidity and results of operations could be materially affected. In January 2010, we received a favorable ruling for one contested case of approximately $6 million; however, Mexican tax authorities have appealed the decision and under Mexican law the favorable ruling does not set precedent for any of our other contested cases.

We have also received additional tax assessments for the tax years 2003 and 2004 related to our entities, including entities which are dormant and have no material operations or net assets at December 31, 2009, in the amount of 1,173 million Mexican pesos, or approximately $90 million, which includes penalty, interest and inflation adjustments and an assessment from the Mexican government for a Pride entity that we are required to indemnify. We have refuted these assessments through an administrative appeal to the Mexican tax authority. We are not required to provide surety bonds or a suitable guarantee or collateral when an assessment is under administrative appeal to the Mexican tax authority. We anticipate that the Mexican tax authorities will rule on the pending administrative appeals in 2010 at which point we will likely contest these assessments in the Mexican court system. We are also evaluating the consequences of not providing a suitable guarantee or collateral for certain assessments against our dormant subsidiaries which have no material operations or net assets at the time the bond is due but anticipate that we will provide suitable collateral for subsidiaries with ongoing operations.

Pursuant to the tax support agreement between us and Pride that we entered into at the time of the spin-off from Pride, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or other collateral issued for our account in respect of the additional Mexican tax assessments for the tax years 2003 and 2004 made prior to the date of the spin-off to the extent requested by us. On July 31, 2012, July 31, 2013, July 31, 2014 and August 24, 2015, we may be required to provide substitute credit support for certain portions of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds, and pursuant to the tax support agreement, we will pay Pride a fee based on the credit support provided. We are not obligated to utilize Pride’s credit support for the provision of surety bonds or other collateral. The tax support agreement with Pride does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. Additionally, if we are not able to provide credit support for the surety bonds or other collateral for which Pride does not provide, and Pride is not obligated to provide credit support under the tax support agreement, the full amount of the contested tax assessed will become due and payable. The failure to replace Pride’s credit support for existing assessments as and when required by the tax support agreement would likely result in a default under the tax support agreement and our revolving credit facility. Our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the tax support agreement and would result in a default under our revolving credit facility if such assessment was assessed against one of our material subsidiaries, as defined in our revolving credit facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

We anticipate that the Mexican government will make additional assessments contesting similar deductions for other open tax years. If the Mexican tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be $100 million as of December 31, 2009. We may be required to provide additional security to the extent assessments are related to active subsidiaries and will be contested, which may include our five rigs that are not collateralized under our revolving credit facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

Loss of the Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the United States Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $71.9 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned or operated by third parties. As of December 31, 2009, we have a deferred gain of approximately $7.3 million which we will recognize once all insurance claims regarding the salvage operations are finalized. Under the master separation agreement with Pride, Pride agreed to finance, at our option, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds, subject to a $10 million limitation of such debt to Pride under our revolving credit facility. As of December 31, 2009 we have incurred costs of $40.4 million for the removal of the wreckage and salvage operations, of which Pride financed $10 million as described above. We have received $27.3 million in insurance proceeds related to the wreckage operation, and Pride has been reimbursed directly by the insurance carrier for the $10 million they funded. These remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance.

Three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico assert that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants have requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. These owners have claimed damages in excess of $134 million in the aggregate. An unfavorable outcome related to these claims could result in an increase in our insurance costs going forward. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

Backlog

As of December 31, 2009, we had 12% of our marketed jackup rig days contracted for the remainder of 2010. The shallow water United States Gulf of Mexico is a mature offshore basin where drilling activity is typically conducted by small, independent exploration and production companies that are heavily influenced by the price of natural gas. Our contract drilling backlog as of December 31, 2009 totaled approximately $14.8 million for future revenues and firm commitments. As of February 26, 2010 we added contract drilling backlog of approximately $12.5 million. We calculate our backlog, or future contracted revenue for our fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various reasons, including, but not limited to, unscheduled repairs, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur.

Our critical accounting estimates are important to the portrayal of both our financial condition and results of operations and require us to make difficult, subjective or complex assumptions or estimates about matters that are uncertain. We would report different amounts in our financial statements, which could be material, if we used different assumptions or estimates. We have discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure presented below. During the past three fiscal years, we have not made any material changes in accounting methodology used to establish the critical accounting estimates for property and equipment, income taxes and contingent liabilities.

We believe that the following are the critical accounting estimates used in the preparation of our financial statements. In addition, there are other items within our financial statements that require estimation.

Property and Equipment

Property and equipment comprise a significant amount of our total assets. We determine the carrying value of these assets based on property and equipment policies that incorporate our estimates, assumptions and judgments relative to the carrying value, remaining useful lives and salvage value of our rigs and other assets.

We depreciate our property and equipment over their estimated useful lives using the straight-line method. The assumptions and judgments we use in determining the estimated useful lives of our rigs reflect both historical experience and expectations regarding future operations, utilization and performance. The use of different estimates, assumptions and judgments in the establishment of estimated useful lives, especially those involving our rigs, would likely result in materially different net book values of our property and equipment and results of operations.

Useful lives of rigs and related equipment are difficult to estimate due to a variety of factors, including technological advances that impact the methods or cost of oil and natural gas exploration and development, changes in market or economic conditions and changes in laws or regulations affecting the drilling industry. We evaluate the remaining useful lives of our rigs when certain events occur that directly impact our assessment of the remaining useful lives of the rig and include changes in operating condition, functional capability and market and economic factors. We also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on the future marketability when assessing the useful lives of individual rigs. During 2007, we completed a technical evaluation of our fleet, and we increased our estimates of the remaining lives of certain rigs in our fleet between four and eight years and updated our estimated salvage value for our entire fleet to 10% of the historical cost of the rigs. As of December 31, 2009, the remaining depreciable lives of our rigs range from 6 months to 13 years.

We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of such long-lived assets may not be recoverable. Indicators of possible impairment include (i) extended periods of idle time and/or an inability to contract specific assets or groups of assets, (ii) a significant adverse change in business climate, such as a decline in our market value or fleet utilization, or (iii) an adverse change in the manner of use or physical condition of a group of assets or a specific asset. However, the drilling industry is highly cyclical and it is not unusual to find that assets that were idle, under-utilized or contracted at sub-economic rates for significant periods of time resume activity at economic rates when market conditions improve.

Asset impairment evaluations are based on estimated future undiscounted cash flows and other market valuation approaches of the assets being evaluated to determine the recoverability of carrying amounts. In general, analyses are based on expected costs, utilization and dayrates for the estimated remaining useful lives of the asset or group of assets being assessed. An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount is not recoverable.

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

In conjunction with the spin-off, Pride conducted a fair value assessment, pursuant to Accounting Standards Codification (“ASC”) Topic 360-10, Impairment or Disposal of Long-Lived Assets, of the jackup rig fleet that constitutes Seahawk’s operating assets. This valuation was prepared under the guidelines established by ASC Topic 820, Fair Value Measurements and Disclosures. Pride’s valuation included three components: (1) recent valuations provided by an independent rig broker, (2) recent valuations provided by public analysts’ research reports and (3) an income approach using Pride’s discounted cash flow analysis. Pride’s valuation was based on unobservable inputs that required them to make assumptions about the future performance of the mat-supported jackup rigs for which there is little or no market data, including projected demand, dayrates and operating costs. Pride then applied a weighted average to the three components to obtain an estimate of the fair market value of the rig fleet. Based on this valuation analysis, Pride determined that these rigs had a fair market value that was approximately $32.1 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we recorded an impairment charge of approximately $32.1 million in the third quarter of 2009. These impairment charges resulted in reduced depreciation expense of approximately $1.5 million during the year ended December 31, 2009.

Income Taxes

Prior to the spin-off, Seahawk was a member of an affiliated group that included its former parent company, Pride. The provision for income taxes for all periods prior to the spin-off have been computed as if we were a stand-alone entity and filed separate tax returns. The provision for income taxes was impacted by Pride’s tax structure and strategies and not that of our business. To the extent that we provided any U.S tax expense or benefit for periods prior to the spin-off, any related tax payable or receivable to Pride was reclassified to net parent funding in the same period.

As part of the separation from Pride, Seahawk was allocated certain tax attributes, including alternative minimum tax credits of approximately $17.0 million and foreign tax credit carryforwards of approximately $20.0 million. Seahawk is required by the tax sharing agreement to reimburse Pride upon the utilization of a portion of these tax attributes. The final allocations of tax attributes received from Pride will not be finalized until Pride completes its 2009 fiscal year tax return. It is possible that the final allocation of tax attributes received by us could differ materially from the current estimate. As of December 31, 2009, we estimate that we would be required to reimburse Pride $7.5 million for the future utilization of certain of these tax attributes. In addition, Seahawk has evaluated the need for a valuation allowance against its deferred tax assets and has determined that one is not needed at this time because Seahawk believes that it is more likely than not that these deferred tax assets will be realized.

Our income tax expense is based on our income, statutory tax rates and tax planning opportunities available to us in the two jurisdictions in which we operate. We provide for income taxes based on the tax laws and rates in effect in the countries in which operations are conducted and income is earned. The determination and evaluation of our annual income tax provision involves the interpretation of tax laws in the jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, treaties, foreign currency exchange restrictions or our levels of operations or profitability in each jurisdiction may impact our tax liability in any given year. While our annual tax provision is based on the information available to us at the time, a number of years may elapse before the ultimate tax liabilities in certain tax jurisdictions are determined.

Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in prior year tax estimates as returns are filed, or from tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reflected on the balance sheet. Valuation allowances are determined to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To determine the amount of deferred tax assets and liabilities, as well as of the valuation allowances, we must make estimates and certain assumptions regarding future taxable income, including where the rigs are expected to be deployed, as well as other assumptions related to our future tax position. A change in such estimates and assumptions, along with any changes in tax laws, could require us to adjust the deferred tax assets, liabilities, or valuation allowances as discussed below.

We have Mexican net operating loss (“NOL”) carryforwards, and we have recognized a full valuation allowance on all of these Mexican NOL carryforwards. Our Mexican NOL carryforwards will expire starting in 2013 through 2019. We do not have any valuation allowance recognized for our U.S. NOL carryforwards.

As required by law, we file periodic tax returns that are subject to review and examination by various tax authorities within the jurisdictions in which we operate. We are currently contesting several tax assessments and may contest future assessments where we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments; however, we believe the ultimate resolution of outstanding tax assessments will not have a material adverse effect on our combined financial statements.

We do not believe that it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous underlying factors which cannot be reasonably estimated. These include, among other things, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have been appropriate; however, past experience is only a guide and the tax resulting from the resolution of current and potential future tax controversies may have a material adverse effect on our consolidated financial statements.

Contingent Liabilities

We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to litigation, personal injury claims and potential income and other tax assessments. Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

Results of Operations

On and prior to August 24, 2009, the Spin-off Date, our financial position, operating results and cash flows consisted of the Gulf of Mexico Business of Pride (“GOM”). As such, combined balance sheet information and the related combined results of operations and cash flows reported herein through the Spin-off Date have been recorded based on how Pride managed GOM and include allocated costs based upon Pride’s operating structure as if GOM had been a stand-alone company. The financial statements also include, for the period prior to the spin-off, certain of Pride’s offshore rigs operating in the Gulf of Mexico that were retained by Pride after the spin-off, including:

•	The operations of two independent leg jackup rigs known as the Pride Tennessee and Pride Wisconsin, and

•	Through April 2008, rig management services provided for Thunderhorse, Mad Dog and Holstein rigs, three deepwater drilling rigs owned by a third party.

On and prior to the Spin-off Date, our combined financial information has been prepared using Pride’s historical basis in the assets and liabilities of GOM and the historical results of operations relating to GOM, which include the operations retained by Pride. The consolidated and combined financial statements of GOM have been prepared from the separate records maintained by Pride and may not necessarily be indicative of the conditions that would have existed or the results of operations if Seahawk had operated as a stand-alone entity.

We have two reportable segments consisting of our geographic regions, United States and Mexico, and, subsequent to the Spin-off Date, we have a non-reporting Corporate segment that provides general and administrative services to our operating segments.

Consolidated Operations

For the year ended December 31, 2009, our combined and consolidated revenues, excluding $68.7 million attributable to rigs retained by Pride, were $222.5 million, a decline of $331.1 million, or 60%, from the year ended December 31, 2008 also exclusive of Pride revenues. The decline in 2009 revenue is attributable to

PEMEX’s declining demand for our rigs which accounted for approximately $179.2 million of the decrease in revenues, and a significant decline in operating days and utilization in the United States due to lower U.S. natural gas prices and the credit crisis which accounted for approximately $152 million of the decrease. Our consolidated loss from continuing operations for the year ended December 31, 2009 was $70.0 million, a decline of $306.7 million, or 130%, from the year ended December 31, 2008. The $306.7 million decline in earnings from continuing operations was largely due to the decline in revenues, the $33.3 million impairment charges, $8.8 million of stock-based compensation charges of which $4.1 million was recorded upon our spin-off, and $1.4 million of consulting and legal costs associated with our spin-off. Earnings from continuing operations associated with assets retained by Pride at the spin-off were $32.5 million and $78.1 million for the year ended December 31, 2009 and 2008, respectively. Our loss from continuing operations, net of tax, for the year ended December 31 2009 was $44.6 million, a decline of $198.4 million, or 129%, from the comparable period in 2008. The $198.4 million decline in income from continuing operations was largely due to the effect of the aforementioned decline in revenues, the $33.3 million impairment charges, $8.8 million of stock-based compensation, and the consulting and legal costs associated with our spin-off.

For the year ended December 31, 2008, our combined revenues, excluding $128.2 million attributable to the rigs retained by Pride, were $553.6 million, an increase of $1.3 million, from the year ended December 31, 2007. The increase in 2008 revenue is attributable to a lower dayrates for our jackup rigs in the United States, offset by an increase in revenues in Mexico. Our combined earnings from continuing operations for the year ended December 31, 2008 were $236.7 million, a decline of $31.8 million, or 12%, from the year ended December 31, 2007. The $31.8 million decline in earnings from continuing operations was largely due to the decline in revenues and increased general and administrative expenses. Earnings from continuing operations associated with assets retained by Pride at the spin-off were $78.1 million and $60.4 million for the year ended December 31, 2008 and 2007, respectively. Our income from continuing operations, net of tax, for the year ended December 31, 2008 was $153.8 million, a decline of $19.8 million, or 11%, from the comparable period in 2007. The $19.8 million decline in income from continuing operations was largely due to the effect of the aforementioned decline in revenues and increase in general and administrative expenses.

The following tables present selected consolidated and combined financial and operational information for our continuing operations for each reporting segment:

United States

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues	$80,518	$248,956	$307,363

Costs and expenses:
Operating costs, excluding depreciation and amortization	103,717	156,129	184,766
Depreciation and amortization	31,482	22,816	25,242
General and administrative excluding depreciation and amortization	25	—	—
Impairments of goodwill and property and equipment	19,951	—	—
(Gain) loss on sales of assets, net	1	88	(412)

	155,176	179,033	209,596

Earnings (loss) from operations	$(74,658)	$69,923	$97,767

U.S. Owned Rigs
Operating days	1,210	3,145	2,860
Available days	5,565	4,006	4,097
Utilization	22%	79%	70%
Average daily revenues	$66,400	$73,900	$84,800
Average marketed rigs	7.0	8.7	10.2

U.S. Managed Rigs
Operating days	—	273	1,064
Available days	—	273	1,064
Utilization	—	100%	100%
Average daily revenues	$—	$60,400	$60,900
Average marketed rigs	—	0.7	2.9

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues excluding amounts related to the rigs retained by Pride decreased $152 million, or 65%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to a 62% decline in operating days for our owned rigs. Utilization for our owned rigs declined due to the reduction in the U.S. of natural gas prices and the credit crisis that began in mid-2008, resulting in sharply lower demand for drilling services. The decline of 1.7 average marketed owned rigs was the result of the loss of the Pride Wyoming and of stacking rigs due to weak demand. Average daily revenues for our U.S. owned jackup rigs during the year ended December 31, 2009 were $7,500 lower than the ones related to the same period in 2008.

Operating costs decreased $40.8 million, or 28%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, exclusive of amounts attributable to the rigs retained by Pride, primarily due to the aforementioned activity reduction resulting from weak demand for drilling services, partially offset by costs to maintain stacked rigs. Operating costs as a percentage of revenues were 129% and 62% for the years ended December 31, 2009 and 2008, respectively. Shore-based costs made up $19.0 million and $24.0 million of operating expenses for the years ended December 31, 2009 and 2008, respectively.

Depreciation and amortization increased $8.7 million, or 38%, for the year ended December 31, 2009 compared to the same period in 2008 due to the relocation of drilling rigs from Mexico to the U.S.

An asset impairment expense of $18.7 million was recorded in the third quarter of 2009 based upon a valuation analysis performed by Pride at the time of our spin-off which determined that our U.S. rig fleet had a fair market value that was approximately $18.7 million less than their carrying value. In addition, in the fourth quarter of 2009, we recorded an impairment charge to fully write off our goodwill balance of $1.2 million.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues excluding amounts related to the rigs retained by Pride decreased $10.1 million, or 4%, in 2008 over 2007 primarily due to the decline in average marketed rigs, resulting from transferring rigs to Mexico and cold stacking the Seahawk 800. Average marketed owned jackup rigs also declined by 1.5 in 2008 from 2007 due to the stacking of the Seahawk 800 in October 2007, the 2008 shipyard project for the Seahawk 2602 and the loss of the Pride Wyoming in September 2008. In addition, average daily revenues for our U.S. owned jackup rigs decreased by $10,900, or 13%, due to lower dayrates across the fleet.

Operating costs increased $6.3 million, or 5%, in 2008 over 2007, exclusive of the $35.0 million decrease in costs associated with the rigs retained by Pride, from $138.2 million to $144.5 million. Operating costs as a percentage of revenues were 62% and 57% for 2008 and 2007, respectively.

Depreciation and amortization decreased $2.4 million, or 10%, in 2008 over 2007 due to a $4.0 million reduction in depreciation expense for 2008 as a result of the change in useful life estimates in 2007 for several of our rigs and a $0.8 million reduction in expense as compared to 2007 due the loss of the Pride Wyoming, partially offset by incremental expense in 2008 from completed capital projects.

Mexico

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues	$210,626	$432,808	$399,821

Costs and expenses:
Operating costs, excluding depreciation and amortization	131,218	187,139	165,244
Depreciation and amortization	28,805	39,710	37,516
General and administrative excluding depreciation and amortization	341	—	—
Impairments of goodwill and property and equipment	13,359	—	—
(Gain) loss on sales of assets, net	320	—	8

	174,043	226,849	202,768

Earnings (loss) from operations	$36,583	$205,959	$197,053

Mexico Owned Rigs
Operating days	1,235	2,980	3,041
Available days	1,735	3,571	3,568
Utilization	71%	83%	85%
Average daily revenues	$108,000	$107,800	$101,900
Average marketed rigs	4.2	8.7	9.0

Mexico Managed Rigs
Operating days	624	725	647
Available days	697	732	846
Utilization	90%	99%	76%
Average daily revenues	$123,900	$154,300	$139,400
Average marketed rigs	1.7	2.0	1.9

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues excluding the $68.7 million related to rigs retained by Pride decreased $179.2 million, or 56%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in revenues was the result of the completion of contracts with PEMEX that were not renewed, resulting in fewer operating days in the current period. Average daily revenues for our Mexico owned rigs for the year ended December 31, 2009 increased by approximately $200 over the comparable period in 2008, as the rigs that continue to operate in Mexico consist of some of our higher specification rigs that command higher dayrates. Revenues generated from our management of the Pride Tennessee and Pride Wisconsin totaled $40.6 million and $28.3 million, respectively, during the year ended December 31, 2009 and totaled $62.6 million and $49.1 million, respectively, for the year ended December 31, 2008. As these rigs were retained by Pride at the time of our spin-off, these revenues are not representative of our ongoing operations. The dayrate contract for the Pride Wisconsin ended in August 2009 and the dayrate contract for the Pride Tennessee ended at the beginning of October 2009.

Operating costs, exclusive of $32.7 million in costs related to the rigs retained by Pride, decreased by $59.7 million, or 38%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to the decline in the number of marketed rigs in Mexico. Operating costs as a percentage of revenues were 69% and 49% for the years ended December 31, 2009 and 2008, respectively, as average daily revenues declined and as a result of hot stacking two rigs after completion of their contracts for much of the second quarter of 2009. Shore-based costs made up $24.1 million and $36.1 million of operating expenses for the years ended December 31, 2009 and 2008, respectively. Operating costs attributable to the Pride Tennessee and Pride Wisconsin totaled $19.7 million and $12.2 million, respectively, during the year ended December 31, 2009 and totaled $13.5 million and $15.4 million, respectively, for the year ended December 31, 2008.

Depreciation and amortization decreased by $10.9 million for the year ended December 31, 2009, which was due to the relocation of drilling rigs from Mexico to the United States. Depreciation charges attributable to the Pride Tennessee and Pride Wisconsin totaled $3.5 million and $5.4 million during the years ended December 31, 2009 and 2008, respectively.

An asset impairment expense of $13.4 million was recorded in the third quarter of 2009 based upon a valuation analysis performed by Pride at the time of our spin-off which determined that our Mexico rig fleet had a fair market value that was approximately $13.4 million less than their carrying value.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues excluding amounts related to rigs retained by Pride increased $11.4 million, or 4%, in 2008 over 2007 due to increased dayrates for several of our rigs. Operating days for our Mexico owned jackup rigs decreased by 61 days, or 2%, primarily due to demobilizations of five rigs from Mexico after the completion of their contracts. Average daily revenues for our Mexico owned jackup fleet for 2008 increased by $5,900, or 6%, over 2007, due to higher dayrates for several of our rigs.

Operating costs, exclusive of the $29.0 million related to rigs retained by Pride, increased by $27.9 million, or 21%, in 2008 over 2007 due to an increase in labor costs and a $14.8 million increase in costs to demobilize owned jackup rigs out of Mexico. Utilization for our Mexico owned jackup fleet declined to 83% for 2008 as compared to 85% for 2007 due to the demobilization of rigs out of Mexico and idle time between contracts for certain rigs. Operating costs as a percentage of revenues were 49% and 42% for 2008 and 2007, respectively.

Depreciation and amortization increased $2.2 million, or 6%, in 2008 over 2007 due to $9.6 million of additional depreciation expense from completed capital projects in 2007, partially offset by a $7.7 million reduction in depreciation expense as a result of the change in useful life estimates for several of our rigs.

Other Items—Consolidated and Combined

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Corporate SG&A	$32,155	$36,612	$25,667
Other income (expense), net	228	(2,615)	(719)
Income tax expense (benefit)	(25,440)	82,885	94,887

Corporate SG&A: Corporate selling, general and administrative expenses decreased $4.5 million, or 12%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in these costs in 2009 was the result of reduced allocated charges to us from Pride. Corporate SG&A is allocated from Pride for all periods through the date of the spin-off and may not represent our costs.

Corporate selling, general and administrative expenses increased $10.9 million, or 43%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Substantially all of these costs were allocated to us by Pride.

Other income (expense), net. Other income (expense), net for the year ended December 31, 2009, increased by $2.8 million over the comparable period in 2008, primarily due to a $3.0 million foreign exchange loss for our Mexico operations in 2008 compared to a $0.5 million foreign exchange gain in 2009. Other income (expense), net for the year ended December 31, 2008, decreased by $1.9 million from the comparable period in 2007, primarily due to the foreign exchange loss mentioned above in 2008 as compared to a $1.3 million foreign exchange loss for our Mexico operations in 2007.

Income taxes. Income tax benefit was $25.4 million on loss from continuing operations before income tax of $(70.0) million for the year ended December 31, 2009 compared to expense of $82.9 million on income from continuing operations before income tax expense of $236.7 million for the year ended December 31, 2008. The effective tax rate changed to a tax benefit of 36.3% in the current period from expense of 35.0% in the comparable period. The increase in the effective tax rate reflects the impact of additional tax benefit recorded upon the filing of Pride’s 2008 federal return.

Income tax expense was $82.9 million on income from continuing operations before income tax of $236.7 million for the year ended December 31, 2008 compared to $94.9 million on income from continuing operations before income tax of $268.4 million for the year ended December 31, 2007. The effective tax rate decreased to 35.0% in 2008 from 35.4% in the comparable period. The effective tax rate did not fluctuate materially between 2008 and 2007.

Liquidity and Capital Resources

We require capital to fund ongoing operations and potential growth initiatives, including acquisitions. Our working capital requirements and funding for capital expenditures, strategic investments and acquisitions have historically been part of the corporate-wide cash management program of Pride. As a part of such program, Pride had periodically swept all available cash from our operating accounts. Following our separation from Pride, we are solely responsible for the provision of funds to finance our working capital and other cash requirements. As part of our separation from Pride, Pride contributed $47.3 million of cash to increase our pro forma working capital as of May 31, 2009 to $85 million. At December 31, 2009, we had no long term indebtedness to Pride or other creditors outstanding.

We expect that our cash on hand at December 31, 2009 of $78.3 million will be sufficient to meet our working capital, operating cash and capital expenditure requirements for the 2010 fiscal year. Based on current activity levels, we anticipate that we will not generate positive cash flow from operations until the second half of

2010 at the earliest. At December 31, 2009, our net balance to Pride was approximately $18.1 million. Our liability to Pride includes trade receivables for Pride Tennessee and Pride Wisconsin that were billed by us but must be paid to Pride when we collect from the customer.

We are responsible for the salvage operation of the Pride Wyoming and have estimated the total cost of salvage to be approximately $71.9 million, which we believe will be fully reimbursed by Pride’s insurance, under which we are a named insured for this claim. As of December 31, 2009 we have incurred costs of $40.4 million for the removal of the wreckage and salvage operations. We have received $27.3 million in insurance proceeds related to the wreckage operation, and Pride has been reimbursed directly by the insurance carrier for the $10 million they funded. Those remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. Under the master separation agreement we entered into with Pride at the time of our spin-off at our option, Pride will finance upon request all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. We are permitted to incur up to $10 million of such debt to Pride under our revolving credit facility. We will be responsible for any costs not covered by Pride’s insurance, under which we are a named insured for this claim. During 2009, we incurred $50,000 of interest charges to Pride and at December 31, 2009 there was no obligation outstanding.

We have a two-year, $36 million revolving credit facility, as amended (the “Revolving Credit Facility”). No borrowings under the Revolving Credit Facility are outstanding currently. However, we do plan to drawdown a portion in the near future. Borrowings under the credit facility may only be used to fund reactivation capital expenditures and related working capital and letters of credit may be used for general corporate purposes. Up to $27 million of availability under the credit facility may be used to issue letters of credit, subject to specified sublimits applicable to letters of credit for Mexican tax assessments. We may request that the credit facility be increased to up to $50 million by adding additional lenders or requesting that the existing lenders increase their commitments. Availability of amounts and letters of credit under the facility are subject to a borrowing base, which is generally determined by reference to the orderly liquidation value of the fifteen collateralized rigs and specified percentages of certain accounts receivable. As of December 31, 2009, the borrowing base was $33.6 million. The credit facility matures on September 30, 2011.

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

We are also considering opportunities to sell some assets, including the Seahawk 800 and cementing units operated in Mexico. We are uncertain regarding our ability to sell the Seahawk 800 given the current excess supply in worldwide jackup rigs and its effect on the market value of the rig. Market values for rigs tend to vary significantly over time depending on overall fleet utilization and future expectations regarding dayrates and oil prices. Under the present market environment, if we were successful in selling the rig, it is likely our net proceeds would be less than the current book value of the rig.

As discussed above under “— Mexican Tax Assessments,” at December 31, 2009 we have surety bonds for approximately $40.4 million related to contested tax cases in Mexico. There are additional assessments totaling $85.8 million, for which surety bonds or other suitable collateral may be requested by the Mexican authorities. The current and potential future requirement to provide or indemnify Pride for these surety bonds and other suitable forms of collateral could adversely affect our liquidity, including our ability to obtain financing The failure to replace Pride’s credit support for existing assessments as and when required by the tax support agreement would likely result in a default under the tax support agreement and our Revolving Credit Facility. Our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the tax support agreement and would result in a default under our Revolving Credit Facility if such assessment was assessed against one of our material subsidiaries, as defined in our Revolving Credit Facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

We expect our purchases of property and equipment for the 2010 fiscal year to be approximately $8 million, which includes $3.6 million related to an information technology project. These expenditures are expected to be used primarily for various rig upgrades and other sustaining capital projects. We anticipate using proceeds from our revolving credit facility to supplement cash needs for capital expenditures. Additionally, our rigs are required to obtain in-class certifications from various regulatory bodies in order to operate the rigs. The cost of these certifications are deferred and amortized over the life of the certificate, which is generally five years. Total expenditures deferred for the certifications average approximately $0.6 million. For our ten marketed rigs, we have one certification that will need to be renewed in 2010.

We currently have ten rigs that are not crewed or actively marketed. For seven of these stacked rigs, we anticipate that capital expenditures, exclusive of costs for regulatory certifications, ranging from $1 to $5 million per rig will be required to place the rigs back in service. For one rig, we would anticipate capital expenditures of approximately $10 to $12 million to place the rig back in service. For the remaining two cold stacked rigs, we would anticipate capital expenditures of more than $20 million per rig to return such rigs to service.

Sources and Uses of Cash—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our cash flow from continuing operations for the year ended December 31, 2009 declined by $200.7 million, or 83%, to $40.2 million compared to the year ended December 31, 2008. The decline in operating cash flow is largely due to current year losses that are partially offset by non-cash depreciation and impairment charges as compared to income in 2008.

Our cash (used in) continuing investing activities for the year ended December 31, 2009 increased by $10.1 million, or 105%, to $(19.6) million compared to the year ended December 31, 2008. We expended $19.6 million and $34.7 million for capital expenditures for rig fleet the years ended December 31, 2009 and 2008, respectively. Capital expenditures in 2008 were offset by $25 million in insurance proceeds received for the loss of the Pride Wyoming. We have decreased our current year spending due to the lower rig utilization and demand for drilling services.

Our cash flow from continuing financing activities for the year ended December 31, 2009 decreased by $233.4 million, or 109%, to $18.6 million compared to the year ended December 31, 2008. Pride contributed $47.3 million of cash to us in August 2009 as part of our separation from Pride. The decrease in net parent funding of $187.1 million in 2009 represents contributions to our former parent of its net investment after giving effect to net income.

Sources and Uses of Cash—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our cash flow from continuing operations for the year ended December 31, 2008, decreased by $2.8 million, or 1%, to $240.8 million compared to the year ended December 31, 2007.

Our cash (used in) continuing investing activities for the year ended December 31, 2008 decreased by $150.7 million, or 94%, to $(9.5) million compared to the year ended December 31, 2007. We expended $34.7 and $161.1 million for capital expenditures on our rig fleet for the years ended December 31, 2008 and 2007, respectively. Capital expenditures in 2008 were offset by $25 million in insurance proceeds received for the loss of the Pride Wyoming.

Our cash (used in) continuing financing activities for the year ended December 31, 2008 increased by $153.8 million, or 252%, to $(214.8) million compared to the year ended December 31, 2007 as a result of contributions to our former parent of its net investment after giving effect to net income.

Working Capital

As of December 31, 2009, we had working capital of $58.5 million compared with $81.9 million as of December 31, 2008. The $23.4 million decrease in working capital was primarily due to the effects of the downturn in the offshore drilling industry and our separation from Pride. The downturn in the offshore drilling industry decreased our trade accounts receivable by $59.8 million which was offset by decreases in our accrued expenses and other current liabilities of $27.5 million. As part of our separation from Pride, Pride contributed $47.3 million of cash to increase our working capital. At December 31, 2009, we owe Pride $18.1 million, net, under the terms of our master separation agreement and our transition services agreement, each of which was entered into with Pride at the time of our spin-off.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2009.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Recorded contractual obligations:
Trade payables	$18,851	$18,851	$—	$—	$—

Unrecorded contractual obligations:
Operating lease obligations (1)	12,011	1,334	2,672	2,467	5,538
Purchase obligations	3,270	3,270	—	—	—

	$15,281	$4,604	$2,672	$2,467	$5,538
Total	$34,132	$23,455	$2,672	$2,467	$5,538

(1)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating leases.

As of December 31, 2009, we have approximately $4.2 million of unrecognized tax benefits, including penalties and interest. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authorities.

Off-balance Sheet Arrangements

As of December 31, 2009, our business was contingently liable for $95.9 million in the aggregate for certain performance, tax appeal bonds and letters of credit. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. These amounts include $55.5 million that guarantee our performance as it relates to certain of our drilling contracts, and $40.4 million related to contested tax assessments in Mexico. These bonds were originally issued with a Pride indemnity. In connection with our separation from Pride, we were required to use commercially reasonable efforts to replace all of the bonds and letters of credit related to our business which for which Pride still has an indemnity obligation. As of December 31, 2009, we have secured the release of Pride’s indemnity on all outstanding bonds. To date, we have not been required to post any collateral to support the issuance of surety bonds, however it is possible that we may be required to do so in the future. Because we may be required to collateralize future surety bonds or other forms of credit support, we entered into a tax support agreement with Pride under which Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or provide other collateral issued for our account in respect of Mexican tax assessments made prior to the date of the spin-off to the extent requested by us.

Unaudited Pro Forma Consolidated and a Combined Financial Data

The following unaudited pro forma consolidated and combined statement of operations for the year ended December 31, 2009 has been derived from our historical consolidated and combined financial statements. This unaudited pro forma consolidated and combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and the accompanying consolidated and combined financial statements and the notes to those statements included elsewhere herein.

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

Unaudited Consolidated and Combined Statement of Operations

Year Ended December 31, 2009

(Amounts in thousands, except share and per share amounts)

	Seahawk Drilling, Inc.	Operations Retained by Pride		Pro Forma
Revenues	$291,144	$68,676	(a)	$222,468
Costs and expenses:
Operating costs, excluding depreciation and amortization	234,964	32,712	(a)	202,252
Depreciation and amortization	60,287	3,487	(a)	56,800
General and administrative, excluding depreciation and amortization	32,522	(1)		32,523
Impairments of goodwill and property and equipment	33,311	—		33,311
Loss on sales of assets, net	320	—		320

Earnings (loss) from operations	(70,260)	32,478		(102,738)
Other income (expense), net	228	9	(a)	219

Income (loss) before income taxes	(70,032)	32,487		(102,519)
Income tax expense (benefit)	(25,440)	11,801	(a)	(37,241)

Income (loss) from continuing operations, net of tax	(44,592)	20,686		(65,278)
Income from discontinued operations, net of tax	2,921	—		2,921

Net income (loss)	$(41,671)	$20,686		$(62,357)

Basic and diluted earnings (loss) per share:
Continuing operations				$(5.62)
Discontinued operations				0.25

Net loss				$(5.37)

Shares used in the computation of earnings (loss) per share:
Basic and diluted				11,606

(a)	Reflects revenues and related expenses and income tax impact associated with the Pride Tennessee and Pride Wisconsin jack-up rigs that are not held by Seahawk after the spin-off but are included in our historical consolidated and combined results of operations based upon management responsibility. The customer contracts applicable to these rigs at the Spin-off Date remained with the Seahawk subsidiary that was party to such contracts. Pursuant to an agreement we entered into with Pride, all benefits and risks of these customer contracts were passed through to Pride until their completion, which occurred in August 2009 for the Pride Wisconsin and in October 2009 for the Pride Tennessee.

Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 8. Financial Statements and Supplementary Data—Note 3, “Significant Accounting Policies” of this annual report on Form 10-K

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Seahawk Drilling, Inc.:

We have audited the accompanying consolidated and combined balance sheets of Seahawk Drilling, Inc. as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, net parent funding and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated and combined financial statements prior to August 24, 2009 (the Spin-Off Date), the accompanying combined financial statements have been prepared from the separate records maintained by Seahawk Drilling, Inc.’s former parent, Pride International, Inc., and may not necessarily be indicative of the conditions that would have existed or the results of operations if Seahawk Drilling, Inc. had been operated as an unaffiliated entity.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Seahawk Drilling, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
February 26, 2010

Seahawk Drilling, Inc.

Consolidated and Combined Balance Sheets

(Amounts in thousands, except par value and share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$78,306	$41,096
Trade receivables, net	23,465	83,245
Deferred income taxes	3,079	960
Due from Pride	1,722	—
Prepaid expenses and other current assets	50,233	62,433

Total current assets	156,805	187,734
Property and equipment, net	465,375	612,046
Goodwill	—	1,227
Other assets	3,156	4,397

Total assets	$625,336	$805,404

LIABILITIES, STOCKHOLDERS’ EQUITY AND NET PARENT FUNDING
Current liabilities:
Accounts payable	$18,851	$18,778
Due to Pride	19,863	—
Accrued expenses and other current liabilities	59,550	87,095

Total current liabilities	98,264	105,873
Other long-term liabilities	11,835	3,584
Deferred income taxes	62,234	144,361

Total liabilities	172,333	253,818
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 11,650,114 shares issued and outstanding	117	—
Additional paid-in capital	478,139	—
Net parent funding	—	551,586
Retained earnings (deficit)	(25,253)	—

Total stockholders’ equity and net parent funding	453,003	551,586

Total liabilities, stockholders’ equity and net parent funding	$625,336	$805,404

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Operations

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues	$291,144	$681,764	$707,184
Costs and expenses:
Operating costs, excluding depreciation and amortization	234,964	343,267	350,009
Depreciation and amortization	60,287	62,526	62,758
General and administrative, excluding depreciation and amortization	32,522	36,612	25,667
Impairments of goodwill and property and equipment	33,311	—	—
(Gain) loss on sales of assets, net	320	88	(404)

Earnings (loss) from operations	(70,260)	239,271	269,154
Other income (expense), net	228	(2,615)	(719)

Income (loss) before income taxes	(70,032)	236,656	268,435
Income tax expense (benefit)	(25,440)	82,885	94,887

Income (loss) from continuing operations, net of tax	(44,592)	153,771	173,548
Income from discontinued operations, net of tax	2,921	22,249	2,098

Net income (loss)	$(41,671)	$176,020	$175,646

Basic and diluted earnings (loss) per share:
Continuing operations	$(3.84)	$13.27	$14.98
Discontinued operations	0.25	1.92	0.18

Net income (loss)	$(3.59)	$15.19	$15.16

Shares used in the computation of earnings (loss) per share:
Basic and diluted	11,606	11,584	11,584

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statement of Net Parent Funding and Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Net Parent Funding	Total Stockholders’ Equity and Net Parent Funding
	Shares	Amount
BALANCE, DECEMBER 31, 2006	—	$—	$—	$—	$579,555	$579,555
Net income					175,646	175,646
Net change in parent funding					(110,671)	(110,671)

BALANCE, DECEMBER 31, 2007	—	—	—	—	644,530	644,530

Net income					176,020	176,020
Net change in parent funding					(268,964)	(268,964)

BALANCE, DECEMBER 31, 2008	—	—	—	—	551,586	551,586

Net income (loss)	—	—	—	(25,253)	(16,418)	(41,671)
Pride Tennessee and Pride
Wisconsin assets retained by Pride					(58,893)	(58,893)
Net change in parent funding	—	—	—	—	(6,911)	(6,911)
Distribution by former parent	11,584	115	469,364	—	(469,364)	115
Stock-based compensation	66	2	8,775	—	—	8,777

BALANCE, DECEMBER 31, 2009	11,650	$117	$478,139	$(25,253)	$—	$453,003

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(41,671)	$176,020	$175,646
Adjustments to reconcile net income to net cash from continuing operations:
(Income) from discontinued operations	(2,921)	(22,249)	(2,098)
Depreciation and amortization	60,649	62,526	62,758
Impairments of goodwill and property and equipment	33,311	—	—
(Gain) loss on sale of assets	320	88	(405)
Stock-based compensation	8,775	—	—
Deferred income taxes	(40,751)	4,060	4,011
Changes in assets and liabilities:
Trade receivables	59,779	34,352	(922)
Prepaid expenses and other current assets	17,613	9,104	(2,386)
Other assets	(31)	(1)	(4)
Accounts payable	(17,752)	10,693	(11,389)
Due to/from Pride, net	(16,603)	—	—
Accrued expenses	(47,767)	(10,885)	12,623
Insurance proceeds from Pride Wyoming salvage operations	27,341	—	—
Income taxes payable	(2,542)	(7,407)	7,440
Other liabilities	711	(154)	(522)
Deferred gain from Pride Wyoming	—	(7,414)	—
Increase (decrease) in deferred revenue	(10,587)	(16,705)	3,098
Decrease (increase) in deferred expense	12,293	8,805	(4,172)

Net cash from operating activities—continuing operations	40,167	240,833	243,678
Net cash from (used in) operating activities—discontinued operations	(2,056)	(9,317)	8,107

Net cash flows from operating activities	38,111	231,516	251,785
Cash flows from investing activities:
Purchases of property and equipment	(19,600)	(34,720)	(161,114)
Proceeds from dispositions of property and equipment	—	178	881
Insurance proceeds for loss of Pride Wyoming	—	25,000	—
Proceeds from sale of platform rigs	—	—	—

Net cash used in investing activities—continuing operations	(19,600)	(9,542)	(160,233)
Net cash from investing activities—discontinued operations	59	63,505	(834)

Net cash flows from (used in) investing activities	(19,541)	53,963	(161,067)
Cash flows from financing activities:
Capital contribution from former parent	47,263	—	—
Net change in net parent funding	(27,687)	(214,783)	(61,017)
Deferred financing cost	(936)	—	—

Net cash from (used in) financing activities—continuing operations	18,640	(214,783)	(61,017)
Net cash from (used in) financing activities—discontinued operations	—	(54,188)	(7,272)

Net cash flows from (used in) financing activities	18,640	(268,971)	(68,289)
Increase (decrease) in cash and cash equivalents	37,210	16,508	22,429
Cash and cash equivalents, beginning of period	41,096	24,588	2,159

Cash and cash equivalents, end of period	$78,306	$41,096	$24,588

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements

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

Because GOM previously operated within Pride’s corporate cash management program for all periods prior to June 1, 2009, funding requirements and related transactions between GOM, on one hand, and Pride and its other affiliates, on the other hand, have been summarized and reflected on the balance sheet as net parent funding without regard to whether the funding represents a receivable, liability or equity. Effective June 1, 2009, and based on the terms of our separation from Pride, we ceased being part of Pride’s corporate cash management program. Any transactions with Pride after June 1, 2009 have been, and will continue to be, cash settled in the ordinary course of business, and such amounts are included in our Due to or from Pride. Transactions between GOM and Pride and its affiliates which are not included in GOM through the Spin-off Date have been identified as related party transactions. It is possible that the terms of the transactions with other divisions of Pride are not the same as those that would result from transactions among unrelated parties. Additionally, the combined financial statements for GOM include allocations of costs for certain support functions (see Note 11). In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated and combined financial statements.

In August 2009, Pride completed a reorganization transaction to facilitate the separation of Seahawk from Pride. Simultaneously, Pride distributed to its affiliates the ownership and operations of two independent leg jackup rigs known as the Pride Tennessee and the Pride Wisconsin, which is reflected as a distribution to our

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

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

As a result of the above transactions and separation terms of the various agreements we entered into with Pride we have obligations to Pride of $19.9 million and have amounts due from Pride totaling $1.7 million as of December 31, 2009. Our liability to Pride includes $4.7 million of trade receivables for the Pride Tennessee and Pride Wisconsin that were billed by us but must be paid to Pride when we collect payment from the customer.

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

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

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

Tax Support Agreement

For information related to the tax support agreement and tax assessments, see “Note 10. Income Taxes.”

Transition Services Agreement

Under the Transition Services Agreement, Pride will provide us with specified support services during a transitional period of up to two years following the Spin-off Date. Pride may provide specified accounting, treasury, hotline, human resources, information technology and systems and purchasing services and office and yard space access in exchange for agreed fees set forth in the Transition Services Agreement. We may generally terminate any or all of the services on 30 days advance notice, subject to payment of any increased or stranded costs associated with early termination. As of December 31, 2009, we have terminated substantially all transition services.

The Pride Tennessee and Pride Wisconsin are two independent-leg jackup rigs owned by Pride. After the Spin-off Date, the customer contracts applicable to these rigs remained with the Seahawk subsidiaries which

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

originally entered into these contracts. Pursuant to an agreement we entered into with Pride, all benefits and risks of these customer contracts passed through to Pride until their completion, which occurred in August 2009 for the Pride Wisconsin and in October 2009 for the Pride Tennessee. We are no longer obligated to manage these rigs.

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

Our liquidity is highly dependent upon the utilization level of our rigs, dayrates, and our capital expenditures. Based on our current rate of expenditures, our current rig utilization levels and our cash flows from operations, our current holdings of cash may not be adequate to continue our operations as currently conducted, which may require considering delaying capital expenditures, cost reductions, and potential asset sales. Utilization for our rigs continues to be low at 40% as of February 23, 2010, due to lack of demand for our rigs. Current contracted dayrates for our rigs are also lower as compared to 2008. In 2009, we operated at a cash flow deficit subsequent to the spin-off. If our low rig utilization continues through 2010 or if we are unable to obtain higher dayrates, and we are unable to make corresponding decreases in our expenditures, we may also operate at a cash flow deficit in 2010. As of December 31, 2009, we had cash on hand of $78.3 million, a decrease of $11.2 million since September 30, 2009.

Major Customers and Concentration of Credit Risk

Our customers consist of various oil and natural gas producers, drilling service providers and Pemex Exploración y Producción (“PEMEX”), which is the national oil company in Mexico and our primary customer in Mexico. The capital expenditures of our customers are generally dependent on their views of future oil and gas prices and successful offshore drilling activity. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. PEMEX accounted for 72%, 64% and 56% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

Subsequent Events

In preparing these financial statements, we have evaluated subsequent events through February 26, 2010, which is the date the financial statements are being issued.

Dollar Amounts

In the notes to the financial statements, all dollar amounts in tabulations, other than per share amounts, are in thousands of dollars, unless otherwise noted.

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

Fair Value of Financial Instruments

Our financial instruments recognized in the balance sheet consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The estimated fair values of the financial instruments have been determined based on our assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments generally approximate their book amounts due to the short-term maturity of these instruments at December 31, 2009 and 2008. We do not have any derivative instruments at December 31, 2009.

Fair Value of Financial Measurements

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

Level 1 Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

Level 3 Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

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

We depreciate property and equipment using the straight-line method based upon expected useful lives of each class of assets. The expected original useful lives of the assets for financial reporting purposes range from five to 25 years for rigs and rig equipment and three to 20 for other property and equipment. We evaluate our estimates of remaining useful lives and salvage value for our rigs when changes in market or economic conditions occur that may impact our estimates of the carrying value of these assets. As of December 31, 2009, the remaining depreciable lives of our rigs range from 6 months to 13 years with an average remaining depreciable life of approximately 6.7 years.

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

In conjunction with the spin-off, Pride conducted a fair value assessment, pursuant to ASC Topic 360-10, Impairment or Disposal of Long-Lived Assets, of the jackup rig fleet that constitutes Seahawk’s operating assets. This valuation was prepared under the guidelines established by ASC Topic 820, Fair Value Measurements and Disclosures, as a level 3 valuation. Pride’s valuation included three components: (1) recent valuations provided by an independent rig broker, (2) recent valuations provided by public analysts’ research reports and (3) an income approach using Pride’s discounted cash flow analysis. Pride’s valuation was based on unobservable inputs that required them to make assumptions about the future performance of the mat-supported jackup rigs for which there is little or no market data, including projected demand, dayrates and operating costs. Pride then applied a weighted average to the three components to obtain an estimate of the fair market value of the rig fleet. Based on this valuation analysis, Pride determined that these rigs had a fair market value that was approximately $32.1 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we recorded an impairment charge of approximately $32.1 million in the year ended December 31, 2009. These impairment charges resulted in reduced depreciation expense of approximately $1.5 million during the year ended December 31, 2009. In accordance with ASC Topic 360-10, when an impairment charge is recorded, the impairment charges are recorded directly against the cost basis of the assets being impaired. This new cost basis for the assets is to be depreciated over their remaining useful life. Therefore, at the Spin-off Date, we adjusted the gross cost of the drilling rigs to match their fair value on the Spin-off Date, and we reduced the accumulated depreciation by $444.4 million on the rigs accordingly.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

Goodwill

Goodwill is not amortized. In accordance with ASC Topic 350-20, Goodwill, we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Goodwill impairment evaluations are, by nature, highly subjective. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of the reporting units with its carrying amount (including goodwill). If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s goodwill carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Fair value is estimated using discounted cash flows of the reporting unit and other market-related valuation models, including earnings multiples and comparable asset market values which would be a level 3 valuation. In making an assessment of fair value, we rely on current and past experience concerning our industry cycles, which historically have proven to be extremely volatile. In addition, we make future assumptions based on a number of factors including future operating performance, as discussed above in Property and Equipment, expected economic conditions and actions we expect to take. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

Due to the decline in dayrates and utilization of our jackup rigs in 2009, we completed quarterly assessments to determine whether our goodwill was impaired. Since our spin-off and the registration of our common stock, our market capitalization provides additional fair value information that was utilized to evaluate the recoverability of our goodwill during our annual impairment test. ASC Topic 350-20, Goodwill, indicates that quoted market prices in active markets are the best evidence of fair value. We completed an assessment at December 31, 2009, which included the market value of our common stock in the impairment analysis. That assessment indicated that additional impairment analysis was required by ASC 350-20 due to the decline of our market capitalization in the fourth quarter of 2009. The second step of the goodwill impairment test compared the implied fair value of our U.S. reporting unit with the carrying amount of that reporting unit. Since the carrying value of the reporting unit exceeded its implied fair value, an impairment loss was recognized. As a result of the analyses performed, we recorded an impairment charge to fully write-off our goodwill balance of $1.2 million as of December 31, 2009.

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

As of December 31, 2009 and December 31, 2008, the deferred and unamortized portion of such costs on our balance sheet was $4.3 million and $6.4 million, respectively. The portion of the costs that are expected to be amortized as an operating expense in the 12 month periods following each balance sheet date are included in other current assets on the balance sheet and the costs expected to be amortized after more than 12 months from each balance sheet date are included in other assets. The costs are amortized on a straight-line basis over the period of validity of the certifications obtained. These certifications are typically for five years, but in some cases are for shorter periods. Accordingly, these deferred costs are generally amortized over a five year period.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

Stock-Based Compensation

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

Income Taxes

Prior to the spin-off, Seahawk was a member of an affiliated group that included its former parent company, Pride. The provision for income taxes for all periods prior to the spin-off have been computed as if we were a stand-alone entity and filed separate tax returns. The provision for income taxes was impacted by Pride’s tax structure and strategies and not that of our business. To the extent that we provided any U.S tax expense or benefit for periods prior to the spin-off, any related tax payable or receivable to Pride was reclassified to net parent funding in the same period.

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

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

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

Accounting Pronouncements

On January 1, 2009, we adopted ASC Topic 805, Business Combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs and restructuring costs. Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, and restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date. In addition, under the new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance was effective for fiscal years beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008. Adoption of this guidance on January 1, 2009 had no impact on our results of operations or financial position.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) FASB issued an update to ASC Subtopic 825-10, Financial Instruments. ASC Section 825-10 requires publicly traded companies to disclose the fair value of financial instruments within the scope of ASC 825 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. We adopted this provision effective April 1, 2009, with no material impact on our consolidated or combined financial statements.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

In May 2009, the FASB issued ASC Subtopic 855-10, Subsequent Events. The provisions of ASC Subtopic 855-10 establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted this provision effective April 1, 2009, with no material impact on our consolidated or combined financial statements. On February 24, 2010, the FASB amended ASC Subtopic 855-10 to eliminate the requirement to disclose the date through which subsequent events have been evaluated, but does not prohibit it.

In June 2009, the FASB issued ASC Subtopic 810-10-05, Consolidation—Variable Interest Entities. The provisions of ASC Subtopic 810-10-05 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This statement will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This provision will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We adopted this provision effective January 1, 2010, with no material impact on our consolidated or combined financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends ASC Subtopic 820-10. ASU 2009-05 provides clarification in circumstances when a quoted price in an active market for an identical liability is not available. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, ASU 2009-05 clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after its issuance, and was, therefore, effective for us beginning at the start of the fourth quarter of 2009. The implementation of ASU 2009-05 did not have a material impact on our consolidated or combined financial statements.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of ASC Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating ASU 2009-13 and the impact it may have on our consolidated or combined financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ combined financial statements to conform with the current year presentation.

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

The following tables present selected information regard the results of our discontinued operations.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues	$7,989	$54,730	$70,548

Income (loss) before taxes, excluding gain on disposal	(484)	8,544	2,903
Income tax (expense) benefit	169	(2,735)	(1,016)
Gain (loss) on disposal of assets, net of tax	3,236	16,440	211

Income from discontinued operations	$2,921	$22,249	$2,098

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
	(In thousands)
Rigs and rig equipment	$497,200	$1,080,168
Other	15,175	10,068

Property and equipment, cost	512,375	1,090,236
Accumulated depreciation and amortization	(47,000)	(478,190)

Property and equipment, net	$465,375	$612,046

As discussed in Note 3, in conjunction with our spin-off, Pride conducted a fair value assessment of the jackup rig fleet that constitutes Seahawk’s operating assets. Based on this valuation analysis, Pride determined that our rigs had a fair market value that was approximately $32.1 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we recorded an impairment charge of approximately $32.1 million in the year ended December 31, 2009. In accordance with ASC Subtopic 360-10, when an impairment charge is recorded, the impairment charges are recorded directly against the cost basis of the assets being impaired. This new cost basis for the assets is to be depreciated over their remaining useful life. Therefore, at the Spin-off Date, we adjusted the gross cost of the drilling rigs to match their fair value on the Spin-off Date, and we reduced the accumulated depreciation by $444.4 million on the rigs accordingly.

NOTE 6. SECURED REVOLVING CREDIT FACILITY

On August 4, 2009, we entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with a group of lenders (the “Lenders”) that matures September 30, 2011. The Revolving Credit Facility has an initial facility amount of up to $36.0 million (the “Commitments”), subject to availability and a borrowing base, as defined in the Revolving Credit Agreement. Up to $27.0 million of the Revolving Credit Facility is available to issue letters of credit, and up to $36.0 million of the Revolving Credit Facility is available for revolving credit loans. We may, on up to three occasions for up to one year, increase the total Commitments to the Revolving Credit Facility amount by adding one or more banks, financial institutions or other lender parties as lenders or by allowing one or more of the Lenders to increase their respective Commitments. Total Commitments cannot exceed an amount equal to $50.0 million. Loans made under the Revolving Credit Facility may be used by us only to fund reactivation capital expenditures and related working capital, and letters of credit issued under the Revolving Credit Facility may be used by Seahawk for general corporate purposes, including the backstop of surety bonds. Letters of credit issued to backstop surety bonds related to Mexican tax assessments are limited to 20% of the total Commitment amount. The facility is secured by 15 of our rigs and substantially all of our other assets, including our accounts receivables, spare parts and certain cash and cash equivalents. The net book value of the assets that secure the credit facility is approximately $405 million. On December 31, 2009, based upon our borrowing base calculation, we had up to $33.6 million available to borrow under the Revolving Credit Facility, and we had no outstanding borrowings under the Revolving Credit Facility.

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

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

150 basis points per annum on the average daily unused portion of the Revolving Credit Facility. Under the Master Separation Agreement, Pride is responsible for certain transaction costs related to this facility.

The Revolving Credit Facility contains a number of covenants restricting, among other things, investments; payment of dividends; indebtedness; liens; guarantee obligations; mergers, consolidations, liquidations and dissolutions; sales of assets; leases; dividends and other payments and distributions in respect of capital stock and subordinated debt; capital expenditures; investments, loans and advances; transactions with affiliates; sale and leasebacks; changes in fiscal year; negative pledge clauses; changes in lines of business; and speculative hedging. The Revolving Credit Facility also requires us to maintain certain minimum ratios with respect to our financial condition, including current assets to current liabilities; liquidation value of the collateralized rigs; tangible net worth; and adjusted earnings before interest, taxes, depreciation and amortization to fixed charges. At December 31, 2009, we are in compliance with our covenants.

NOTE 7. STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of (a) 75 million shares of common stock, par value $.01 per share, and (b) 10 million shares of preferred stock, par value $.01 per share. Under the terms of our tax sharing agreement with Pride, we are subject to certain limitations regarding the issuance of common stock until August 24, 2011. As of December 31, 2009, 11,650,114 shares of our common stock were outstanding and there were no outstanding shares of our preferred stock.

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

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

NOTE 8. EARNINGS PER SHARE

The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share information).

	Year Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations	$(44,592)	$153,771	$173,548

Weighted average shares of common stock outstanding—basic	11,606	11,584	11,584
Stock options	—	—	—
Restricted stock awards	—	—	—

Weighted average shares of common stock outstanding—diluted	11,606	11,584	11,584

Income from continuing operations per share Basic and diluted	$(3.84)	$13.27	14.98

The calculation of basic and diluted earnings per share and shares outstanding for all periods presented prior to the Spin-off Date is based on the number of shares of our common stock distributed on the Spin-off Date as discussed in Note 1.

For the year ended December 31, 2009, the dilutive effect of our 350,141 outstanding stock options and 659,181 outstanding restricted stock unit awards were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations and their effect would have been anti-dilutive.

NOTE 9. STOCK-BASED COMPENSATION

Stock-based compensation expense includes awards for Seahawk stock options and restricted stock units. The compensation expense for the year ended December 31, 2009 is as follows:

Year Ended December 31,
2009
(In thousands)
Plans sponsored by Seahawk	$8,775
Income tax (benefit)	(3,067)

Total stock-based compensation after income taxes	$5,708

Adoption of Stock Plan and Grants

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

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

The 2009 Plan provides for the granting or awarding of stock options, restricted stock units, other stock-based awards and cash awards to directors, officers and employees. The 2009 Plan allows for up to 1,505,928 shares of our common stock to be used for equity-based awards. As of December 31, 2009, we have approximately 430,556 shares of common stock authorized for issuance under the 2009 Plan.

Restricted Stock Units

Restricted stock unit awards consist of restricted grants of units denominated in common stock. By design, a restricted stock unit is a unit evidencing the right to receive in specified circumstances one share of common stock that is restricted or subject to forfeiture provisions. Restricted stock units are included in our calculation of fully-diluted shares, however, they do not represent common shares outstanding until they are vested and converted into common stock. The weighted average vesting period for our restricted stock units is 1.8 years.

The following table summarizes activity in our nonvested restricted stock unit awards since the date of our spin-off through December 31, 2009 are presented below:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at August 23, 2009	—	$—
Granted	751,282	$23.71
Vested	(66,050)	$26.12
Forfeited	(26,051)	$26.09

Non-vested at December 31, 2009	659,181	$24.36

During the year ended December 31, 2009, we recognized $6.6 million in compensation expense related to our restricted stock awards, of which $6.2 million was allocated to selling, general and administrative expenses and the remaining $0.4 million was allocated to operating expenses. At December 31, 2009, the unamortized compensation cost related to outstanding unvested restricted stock was $10.7 million.

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

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

Stock Options

We utilize the Black-Scholes pricing model to measure the fair value of stock options granted. We measure the fair value of stock option awards on the grant date using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the stock options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. We estimate the volatility of our stock options using a weighted average blend of historical volatilities of a peer group of drilling and energy service companies because our common stock did not trade prior to the Spin-off Date. The fair market values of stock options granted for the year ended December 31, 2009 were measured on the grant date using the option-pricing model described above, with the following weighted-average assumptions:

Stock Options 2009
Dividend yield	0.00%
Expected volatility	57.00%
Risk-free interest rate	2.48%
Expected term in years	5.50
Weighted average fair value of stock options granted	$13.80

A summary of stock option activity since the date of our spin-off through December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractial Term (Years)	Aggregate Intrisic Value (Thousands)
Outstanding at August 23, 2009	—	$—	—	—
Granted	350,141	$25.95	9.6	—
Exercised	—	$—	—	—
Forfeited	—	$—	—	—

Outstanding at December 31, 2009	350,141	$25.95	9.6	$—

Exercisable at December 31, 2009	116,714	$25.95	9.6	$—

There was no aggregate intrinsic value on our outstanding stock options on December 31, 2009 because the exercise price of the stock options was greater than the closing price of our stock on that date, meaning there were no “in the money” stock options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of “in-the-money” stock options) that would have been received by the stock option holders had all the holders exercised their stock options on the last trading day of the quarter. This amount changes based on the fair market value of our common stock.

During the year ended December 31, 2009, we recognized $2.2 million in compensation expense in selling, general and administrative costs related to these awards. At December 31, 2009, the unamortized compensation cost related to outstanding unvested stock options was $2.7 million.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

NOTE 10. INCOME TAXES

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

As part of the separation from Pride, Seahawk was allocated certain tax attributes, including alternative minimum tax credits of approximately $17.0 million and foreign tax credit carryforwards of approximately $20.0 million. Seahawk is required by the Tax Sharing Agreement to reimburse Pride upon the utilization of a portion of these tax attributes. The final allocations of tax attributes received from Pride will not be finalized until Pride completes its 2009 fiscal year tax return. It is possible that the final allocation of tax attributes received by us could differ materially from the current estimate. As of December 31, 2009, we estimate that we would be required to reimburse Pride $7.6 million for the future utilization of certain of these tax attributes. In addition, Seahawk has evaluated the need for a valuation allowance against its deferred tax assets and has determined that one is not needed at this time because Seahawk believes that it is more likely than not that these deferred tax assets will be realized.

We have received tax assessments from the Mexican government related to the operations of certain of our entities for the tax years 2001 through 2003. Each assessment contests our right to claim certain deductions in our tax returns for those years. For these cases, including penalty, interest and inflation adjustments and an assessment from the Mexican government for a Pride entity that we are required to indemnify under our separation terms, the total contested amount is approximately 592 million Mexican pesos, or approximately $45 million as of December 31, 2009. We have contested these assessments in the Mexican court system. Mexican law requires taxpayers generally to provide a suitable guarantee or collateral against contested tax liabilities in order to prevent such liabilities from being due and payable. Prior to our spin-off, Pride had provided surety bonds or letters of credit for all of the contested cases and Seahawk assumed the indemnity obligations for the surety bonds and letters of credit. Renewal of a letter of credit for one of these assessments totaling $2.3 million was due in January 2010 and we elected to not replace or renew the letter of credit or otherwise collateralize the contested assessment related to one of our dormant entities that has no material operations or net assets. The provision of a guarantee or collateral for the amount of the assessment is not required to contest assessments with the Mexican tax authority or in the Mexican courts. The Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary when suitable guarantee or collateral is not provided when due and, we believe, does not have authority to collect assets of subsidiaries that have not been assessed. In January 2010, we received a favorable ruling for one contested case of approximately $6 million; however, Mexican tax authorities have appealed the decision and under Mexican law the favorable ruling does not set precedent for any of our other contested cases.

We have also received additional tax assessments for the tax years 2003 and 2004 related to our entities, including entities which are dormant and have no material operations or net assets at December 31, 2009, in the amount of 1,173 million Mexican pesos, or approximately $90 million, which includes penalty, interest and inflation adjustments and an assessment from the Mexican government for a Pride entity that we are required to indemnify. We have refuted these assessments through an administrative appeal to the Mexican tax authority. We are not required to provide surety bonds or a suitable guarantee or collateral when an assessment is under

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

administrative appeal to the Mexican tax authority. We anticipate that the Mexican tax authorities will rule on the pending administrative appeals in 2010 at which point we will likely contest these assessments in the Mexican court system. We are also evaluating the consequences of not providing a suitable guarantee or collateral for certain assessments against our dormant subsidiaries which have no material operations or net assets at the time the bond is due but anticipate that we will provide suitable collateral for subsidiaries with ongoing operations.

Pursuant to the tax support agreement between us and Pride that we entered into at the time of the spin-off from Pride, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or other collateral issued for our account in respect of the additional Mexican tax assessments for tax years 2003 and 2004 made prior to the date of the spin-off to the extent requested by us. On July 31, 2012, July 31, 2013, July 31, 2014 and August 24, 2015, we may be required to provide substitute credit support for certain portions of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds, and pursuant to the tax support agreement, we will pay Pride a fee based on the credit support provided. We are not obligated to utilize Pride’s credit support for the provision of surety bonds or other collateral. The tax support agreement with Pride does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. Additionally, if we are not able to provide credit support for the surety bonds or other collateral for which Pride does not provide, and Pride is not obligated to provide credit support under the tax support agreement, the full amount of the contested tax assessed will become due and payable. The failure to replace Pride’s credit support for existing assessments as and when required by the tax support agreement would likely result in a default under the tax support agreement and our Revolving Credit Facility. Our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the tax support agreement and would result in a default under our Revolving Credit Facility if such assessment was assessed against one of our material subsidiaries, as defined in our Revolving Credit Facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

We anticipate that the Mexican government will make additional assessments contesting similar deductions for other open tax years. If the Mexican tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be $100 million as of December 31, 2009. We may be required to provide additional security to the extent assessments are related to active subsidiaries and will be contested, which may include our five rigs that are not collateralized under our Revolving Credit Facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

Income Tax Provision

The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31:

	2009	2008	2007
	(In thousands)
U.S.:
Current	$—	41,435	62,395
Deferred	(40,552)	4,012	4,052

Total U.S.	(40,552)	45,447	66,447

Foreign:
Current	15,158	37,438	28,472
Deferred	(46)	—	(32)

Total Foreign	15,112	37,438	28,440

Income Taxes	$(25,440)	82,885	94,887

A reconciliation of the differences between our income taxes computed at the U.S. statutory rate and our income taxes from continuing operations before income taxes as reported is summarized as follows for the years ended December 31:

	2009		2008		2007
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
	(Dollar amounts in thousands)
U.S. statutory rate	$(24,511)	35.0	$82,830	35.0	$93,952	35.0
Taxes on foreign earnings at greater (lesser) than the U.S. statutory rate	—	—	—	—	494	0.2
Domestic production activity deductions	(2,395)	3.4	—	—	—	—
Changes in unrecognized tax benefits	732	(1.0)	275	0.1	(95)	—
Other	734	(1.1)	(220)	(0.1)	536	0.2

Income Taxes	$(25,440)	36.3	$82,885	35.0	$94,887	35.4

The domestic and foreign components of income from continuing operations before income taxes and minority interest were as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
U.S.	$(73,728)	$235,767	$268,552
Foreign	3,696	889	(117)

Income from continuing operations before income taxes.	$(70,032)	$236,656	$268,435

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows at December 31:

	2009	2008
	(In thousands)
Deferred tax assets:
Operating loss carryforwards	$25,169	$22,734
Tax credit carryforwards	38,190	—
Employee stock-based awards and other benefits	2,051	—
Other	5,689	4,630

Subtotal	71,099	27,364
Valuation allowance	(16,248)	(22,734)

Total	54,851	4,630
Deferred tax liabilities:
Depreciation	113,568	146,539
Other	438	1,492

Total	114,006	148,031

Net deferred tax liability	$59,155	$143,401

As of December 31, 2009, we had deferred tax assets of $16.2 million relating to $54.2 million of foreign net operating loss (“NOL”) carryforwards, $8.9 million relating to $25.5 million of domestic NOL carryforwards, $17.1 million of non-expiring Alternative Minimum Tax (“AMT”) credits, and $21.1 million of U.S. foreign tax credits (“FTC”). The NOL carryforwards and tax credits can be used to reduce our income taxes payable in future years. Foreign NOL carryforwards consist of $54.2 million that will expire starting in 2013 through 2019 and $25.5 million of domestic NOL that will expire starting in 2030. The foreign tax credits begin to expire in 2018. We have recognized a full valuation allowance on the foreign NOL carryforwards due to the uncertainty of realizing the tax benefit. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have not recorded a valuation allowance against our domestic NOL, FTC and AMT credit deferred tax assets, since we believe that future profitability will allow us to fully utilize these tax attributes. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings prior to the expiration of the carryforwards. We could be required to record an additional valuation allowance against certain or all of our remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates.

Uncertain Tax Positions

We have adopted and account for uncertainty in income taxes under the provisions of ASC Topic 740, Income Taxes. Under this interpretation, if we determine that a position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and ASC Topic 740 tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by tax authorities could have a material impact on our effective tax rate in future periods.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

As of December 31, 2009, we have approximately $4.2 million of unrecognized tax benefits that, if recognized, would have no impact on the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, we have approximately $4.2 million of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheet. During 2009, we recorded interest and penalties of $0.6 million through the consolidated statement of operations.

The following table presents the reconciliation of the total amounts of unrecognized tax benefits from January 1, 2009 to December 31, 2009 (in thousands):

Beginning balance, January 1, 2009..	$3,522
Increase related to prior period tax positions	698
Increase related to current period tax positions	—
Statute expirations	—
Settlements	—
Other	—

Ending balance, December 31, 2009	$4,220

For jurisdictions other than the United States, tax years 2004 through 2009 remain open to examination by the major taxing jurisdictions. With regard to the United States, tax years 2006 through 2009 remain open to examination.

From time to time, our periodic tax returns are subject to review and examination by various tax authorities within the jurisdictions in which we operate. We are currently contesting several tax assessments and may contest future assessments where we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments; however, we do not expect the ultimate resolution of outstanding tax assessments to have a material adverse effect on our consolidated financial statements.

NOTE 11. RELATED PARTY TRANSACTIONS

On and prior to the Spin-off Date, Seahawk had an extensive and ongoing related party relationship with Pride and its affiliates. Subsequent to the Spin-off Date, neither Pride nor its affiliates are considered a related party. The following summarizes our related party transactions with Pride for years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating expenses:
Direct charges from Pride affiliates	$27,176	$42,961	$35,258
Allocated Pride Corporate expenses	$6,469	$13,688	$10,898
General and administrative expenses:
Allocated Pride Corporate expenses	$13,293	$36,596	$25,624

Pride carried out purchasing services on behalf of GOM for materials, supplies, maintenance and other items. There was no mark-up on these items, as the costs were included in the Pride Corporate allocations.

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

Net Parent Funding

The net parent funding represents Pride’s historical combined ownership interest and investments in us prior to the Spin-off Date. As part of Pride we did not have our own credit facility, and our cash balances were routinely swept to Pride as a part of Pride’s cash management program. Our business was dependent on Pride for funding for capital expenditures and working capital requirements. All transactions between Pride and us prior to the Spin-off Date are shown as net parent funding in the combined financial statements. Changes in net parent funding consist primarily of earnings and expenses of operations, including costs allocations from the parent, advances from Pride to us to fund operations, transfers of assets between Pride and us, and net effect of cash transfers between Pride and us, including the sweeping of cash by Pride.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2009, we had entered into long-term non-cancelable operating leases covering certain facilities. The minimum annual rental commitments are as follows for the years ending December 31:

Amount
2010	$1,334
2011	1,311
2012	1,361
2013	1,219
2014	1,248
Thereafter	5,538

Total	$12,011

Loss of the Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the United States Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $71.9 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned or operated by third parties. As of December 31, 2009 we have a deferred gain of approximately $7.3 million which we will recognize once all insurance claims regarding the salvage operations are finalized. Under the master separation agreement we entered into with Pride at the time of our spin-off from Pride, Pride agreed to finance, at our option, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds, subject to a $10 million limitation of such debt to Pride under our revolving credit facility. As of December 31, 2009 we have incurred costs of $40.4 million for the removal of the wreckage and salvage operations, of which Pride financed $10 million as described above. We have received $27.3 million in insurance proceeds related to the removal of wreckage operation, and Pride has been reimbursed directly by the insurance carrier for the $10 million they funded. The remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance. We have deferred the balance of the removal of wreckage removal until the second quarter of 2010 due to the winter season weather.

Three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico assert that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants have requested that we pay for all costs, expenses and other losses

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

associated with the damage, including loss of revenue. These owners have claimed damages in excess of $134 million in the aggregate. An unfavorable outcome related to these claims could result in an increase in our insurance costs going forward. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride has retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

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

Pride has announced that as of December 31, 2009 it has accrued $56.2 million related to a potential resolution with the DOJ and the SEC. However, despite this announcement we still do not have sufficient information to predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated and combined financial statements or on our business. Pursuant to the Master Separation Agreement, we are responsible for any liabilities, costs or expenses related to, arising out of, or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions) except that our responsibility for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million. At the Spin-off Date, we recognized an indemnity obligation to Pride of approximately $0.3 million. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for our company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

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

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

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

NOTE 13. SEGMENT AND ENTERPRISE-RELATED INFORMATION

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

The accounting policies for our segments are the same as those described in Note 3. We evaluate the performance of our business units based on earnings from operations. Summarized financial information by segment is shown in the following table for the years ended December 31, 2009, 2008 and 2007:

	United States	Mexico	Corporate	Total
	(In thousands)
Year Ended December 31, 2009
Revenues	$80,518	$210,626	$—	$291,144
Earnings (loss) from operations	(74,658)	36,583	(32,185)	(70,260)
Total long-lived assets	344,428	119,777	1,170	465,375
Total assets	407,924	177,695	39,717	625,336
Capital expenditures	15,697	3,903	—	19,600
Depreciation and amortization	31,482	28,805	—	60,287

Year Ended December 31, 2008
Revenues	$248,956	$432,808	$—	$681,764
Earnings (loss) from operations	69,923	205,959	(36,611)	239,271
Total long-lived assets	271,180	340,866	—	612,046
Total assets	367,297	397,011	41,096	805,404
Capital expenditures	19,252	15,468	—	34,720
Depreciation and amortization	22,816	39,710	—	62,526

Year Ended December 31, 2007
Revenues	$307,363	$399,821	$—	$707,184
Earnings (loss) from operations	97,767	197,053	(25,666)	269,154
Total long-lived assets	215,871	495,636	—	711,507
Total assets	274,165	594,356	24,588	893,109
Capital expenditures	56,567	104,547	—	161,114
Depreciation and amortization	25,242	37,516	—	62,758

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

Substantially all of our revenues and earnings from operations in Mexico are derived from PEMEX. PEMEX accounted for 72%, 64% and 56% of our consolidated and combined revenues for the years ended December 31, 2009, 2008 and 2007, respectively. As of February 3, 2010, we have no current drilling work with PEMEX. We are exposed to the risk of changes in social, political and economic conditions in Mexico. Policy changes by PEMEX or the Mexican government could also adversely affect our financial condition and results of operations.

NOTE 14. OTHER SUPPLEMENTAL INFORMATION

Prepaid expenses and other current assets consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Deferred mobilization and inspection costs	$1,782	$7,546
Deferred financing costs	238	—
Prepaid expenses	6,447	4,644
Insurance receivables	36,293	49,820
Other	5,473	423

Total	$50,233	$62,433

Accrued expenses and other current liabilities consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Deferred mobilization revenue	$121	$10,707
Salvage costs	33,079	41,186
Taxes other than income	1,649	13,251
Payroll and benefits	2,194	3,107
Deferred gain	7,303	7,414
Other accrued expenses	15,204	11,430

Total	$59,550	$87,095

Supplemental cash flows and non-cash transactions were as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash paid during the year for:
Income taxes—U.S., net	$20	$432	$530
Income taxes—foreign, net	18,380	44,571	20,105
Change in capital expenditures in accounts payable	(521)	(13,220)	987
Non-cash transfer of property and equipment with former affiliates	58,893	—	42,518

Seahawk Drilling, Inc.

Notes to Consolidated and Combined Financial Statements—(Continued)

NOTE 15. SELECTED QUARTERLY DATA (1) (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2009
Revenues	$115,672	$76,544	$67,611	$31,317
Earnings (loss) from operations	19,736	(11,487)	(54,141)	(24,368)
Income (loss) from continuing operations, net of tax	13,068	(8,847)	(32,470)	(16,343)
Income from discontinued operations, net of tax	2,776	316	49	(220)
Net income (loss)	15,844	(8,531)	(32,421)	(16,563)

Basic and diluted earnings (loss) per share:
Continuing operations	1.12	(0.76)	(2.80)	(1.40)
Discontinued operations	0.23	0.03	0.01	(0.02)

Net income (loss)	$1.35	$(0.73)	$(2.79)	$(1.42)

2008
Revenues	$193,629	$172,044	$163,961	$152,130
Earnings (loss) from operations	72,399	70,861	64,605	31,406
Income (loss) from continuing operations, net of tax	47,242	46,020	41,798	18,711
Income from discontinued operations, net of tax	3,678	13,974	1,841	2,756
Net income (loss)	50,920	59,994	43,639	21,467

Basic and diluted earnings (loss) per share:
Continuing operations	4.07	3.97	3.61	1.62
Discontinued operations	0.31	1.21	0.16	0.24

Net income (loss)	$4.38	$5.18	$3.77	$1.86

(1)	All periods presented reflect the reclassification of our former platform rig operations to discontinued operations.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this annual report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III of this Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year end on December 31,2009. Information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this annual report.

Code of Business Conduct and Ethical Practices

We have adopted a Code of Business Conduct and Ethical Practices, which applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of the code under “Corporate Governance” in the “Investor Relations” section of our internet website at www.seahawkdrilling.com.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III of this Form 10-K is incorporated by reference to our Proxy Statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANANGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III of this Form 10-K is incorporated by reference to our Proxy Statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III of this Form 10-K is incorporated by reference to our Proxy Statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III of this Form 10-K is incorporated by reference to our Proxy Statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

A list of the financial statements filed as a part of this annual report is set forth in Item 8 on page      and is incorporated herein by reference.

(2)	Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

2.1	Master Separation Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated as of August 4, 2009 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.1	Restated Certificate of Incorporation of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

3.2	Bylaws of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

4.1	Rights Agreement dated as of August 4, 2009 between Seahawk Drilling, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

4.2	Revolving Credit Agreement dated as of August 4, 2009 among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 (File No. 001-34231) filed with the SEC on August 6, 2009).

4.3	First Amendment, dated as of September 30, 2009, to the Revolving Credit Agreement, dated as of August 4, 2009, among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.4*	Second Amendment, dated as of December 28, 2009, to the Revolving Credit Agreement, dated as of August 4, 2009, among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner.

10.1	Transition Services Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.2	Tax Sharing Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.3	Employee Matters Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.4	Tax Support Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.5†	Randall D. Stilley Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.6†	Steven A. Manz Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.7†	Alejandro Cestero Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.8†	Oscar German Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.9†	William C. Hoffman Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2009).

10.10†	Form of Indemnification Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.11†	Seahawk Drilling, Inc. 2009 Long-Term Incentive Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161447) filed with the SEC on August 19, 2009).

10.12†	Seahawk Drilling, Inc. Employee Stock Purchase Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

10.13†	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.14†	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.15†	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.16†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Public Accounting Firm, KPMG LLP

31.1*	Certification of Chief Executive Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive and Chief Financial Officer of Seahawk Drilling, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 26, 2010.

SEAHAWK DRILLING, INC.

By:	/s/ RANDALL D. STILLEY
Randall D. Stilley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title

/s/ RANDALL D. STILLEY (Randall D. Stilley)	President, Chief Executive Officer and Director (principal executive officer)

/s/ STEVEN A. MANZ (Steven A. Manz)	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ WILLIAM G. EVANS (William G. Evans)	Vice President and Chief Accounting Officer (chief accounting officer)

/s/ STEPHEN A. SNIDER (Stephen A. Snider)	Chairman of the Board

/s/ RICHARD J. ALARIO (Richard J. Alario)	Director

/s/ MARK E. BALDWIN (Mark E. Baldwin)	Director

/s/ FRANKLIN MYERS (Franklin Myers)	Director

/s/ JOHN T. NESSER, III (John T. Nesser, III)	Director

/s/ EDMUND P. SEGNER (Edmund P. Segner)	Director

INDEX TO EXHIBITS

2.1	Master Separation Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated as of August 4, 2009 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.1	Restated Certificate of Incorporation of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

3.2	Bylaws of Seahawk Drilling, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2009).

4.1	Rights Agreement dated as of August 4, 2009 between Seahawk Drilling, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

4.2	Revolving Credit Agreement dated as of August 4, 2009 among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 (File No. 001-34231) filed with the SEC on August 6, 2009).

4.3	First Amendment, dated as of September 30, 2009, to the Revolving Credit Agreement, dated as of August 4, 2009, among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.4*	Second Amendment, dated as of December 28, 2009, to the Revolving Credit Agreement, dated as of August 4, 2009, among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner.

10.1	Transition Services Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.2	Tax Sharing Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.3	Employee Matters Agreement between Pride International, Inc. and Seahawk Drilling, Inc. dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.4	Tax Support Agreement between Pride International, Inc. and Seahawk Drilling, Inc. entered into as of August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.5†	Randall D. Stilley Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.6†	Steven A. Manz Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.7†	Alejandro Cestero Second Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.8†	Oscar German Amended and Restated Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.9†	William C. Hoffman Employment/Non-Competition/Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2009).

10.10†	Form of Indemnification Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.11†	Seahawk Drilling, Inc. 2009 Long-Term Incentive Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161447) filed with the SEC on August 19, 2009).

10.12†	Seahawk Drilling, Inc. Employee Stock Purchase Plan dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-161446) filed with the SEC on August 19, 2009).

10.13†	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.14†	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.15†	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

10.16†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Public Accounting Firm, KPMG LLP

31.1*	Certification of Chief Executive Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive and Chief Financial Officer of Seahawk Drilling, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.