Form 10-Q
period 2010-03-31
SEAHAWK DRILLING, INC.
filed 2010-05-05
CIK 1452384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-34231

SEAHAWK DRILLING, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1269401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock outstanding on May 3, 2010 was 11,817,708.

FORM 10-Q

Seahawk Drilling, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Seahawk Drilling, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,357	$78,306
Trade receivables, net	15,631	23,465
Deferred income taxes	1,920	3,079
Due from Pride	2,928	1,722
Prepaid expenses and other current assets	44,952	50,233

Total current assets	138,788	156,805
Property and equipment, net	456,114	465,375
Other assets	2,272	3,156

Total assets	$597,174	$625,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,428	$18,851
Due to Pride	16,493	19,863
Short term debt	6,400	-
Accrued expenses and other current liabilities	57,690	59,550

Total current liabilities	103,011	98,264
Other long-term liabilities	11,885	11,835
Deferred income taxes	49,286	62,234

Total liabilities	164,182	172,333
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized; 11,813,204 and 11,650,114 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	118	117
Additional paid-in capital	480,463	478,139
Retained earnings (deficit)	(47,589)	(25,253)

Total stockholders’ equity	432,992	453,003

Total liabilities and stockholders’ equity	$597,174	$625,336

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Operations

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues	$25,272	$115,672
Costs and expenses:
Operating costs, excluding depreciation and amortization	34,698	74,452
Depreciation and amortization	13,644	15,534
General and administrative, excluding depreciation and amortization	12,109	5,822
(Gain) loss on sales of assets, net	(2,244)	128

Earnings (loss) from operations	(32,935)	19,736
Interest expense	(254)	(6)
Other income (expense), net	(342)	679

Income (loss) before income taxes	(33,531)	20,409
Income tax expense (benefit)	(11,195)	7,340

Income (loss) from continuing operations, net of tax	(22,336)	13,069
Income from discontinued operations, net of tax	-	2,777

Net income (loss)	$(22,336)	$15,846

Basic and diluted earnings (loss) per share:
Continuing operations	$(1.90)	$1.13
Discontinued operations	-	0.24

Net income (loss)	$(1.90)	$1.37

Shares used in the computation of earnings (loss) per share:
Basic and diluted	11,762,251	11,584,066

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Cash Flows

(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(22,336)	$15,846
Adjustments to reconcile net income to net cash from continuing operations:
(Income) from discontinued operations	-	(2,777)
Depreciation and amortization	13,854	15,534
(Gain) Loss on sale of assets	(2,244)	128
Stock-based compensation	2,324	-
Deferred income taxes	(11,993)	544
Changes in assets and liabilities:
Trade receivables	7,834	4,106
Prepaid expenses and other current assets	(1,560)	(2,491)
Other assets	30	(61)
Accounts payable	3,195	(9,719)
Due to Pride	(4,607)	-
Accrued expenses	(1,812)	(2,833)
Income taxes payable	106	304
Other liabilities	52	170
Increase (decrease) in deferred revenue	(121)	(2,676)
Decrease (increase) in deferred expense	961	2,823
Insurance proceeds from Pride Wyoming salvage operations	832	-

Net cash from (used in) operating activities - continuing operations	(15,485)	18,898
Net cash from (used in) operating activities - discontinued operations	-	(1,618)

Net cash flows from (used in) operating activities	(15,485)	17,280
Cash flows from investing activities:
Purchases of property and equipment	(3,990)	(7,659)
Proceeds from sale of assets	8,111	-

Net cash from (used in) investing activities - continuing operations	4,121	(7,659)
Net cash from (used in) investing activities - discontinued operations	-	-

Net cash flows from (used in) investing activities	4,121	(7,659)
Cash flows from financing activities:
Credit facility borrowing	6,400	-
Deferred financing cost	15	-
Net change in net parent funding	-	(29,148)

Net cash from (used in) financing activities - continuing operations	6,415	(29,148)
Net cash from (used in) financing activities - discontinued operations	-	1,618

Net cash flows from (used in) financing activities	6,415	(27,530)

Increase (decrease) in cash and cash equivalents	(4,949)	(17,909)
Cash and cash equivalents, beginning of period	78,306	41,096

Cash and cash equivalents, end of period	$73,357	$23,187

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements

NOTE 1. GENERAL

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

Basis of Presentation

On and prior to the Spin-off Date, our financial position, operating results and cash flows consisted of the Gulf of Mexico Business of Pride (“GOM”). As such, combined balance sheet information and the related combined results of operations and cash flows reported herein through the Spin-off Date have been recorded based on how Pride managed GOM and include allocated costs based upon Pride’s operating structure as if GOM had been a stand-alone company. The financial statements also include, for the period prior to the spin-off, certain of Pride’s offshore rigs operating in the Gulf of Mexico that were retained by Pride after the spin-off, including the operations of two independent leg jackup rigs known as the Pride Tennessee and Pride Wisconsin.

On and prior to the Spin-off Date, our financial information was prepared using Pride’s historical basis in the assets and liabilities of GOM and the historical results of operations relating to GOM, which include the operations retained by Pride after the spin-off. The combined financial statements of GOM have been prepared from the separate records maintained by Pride and may not necessarily be indicative of the conditions that would have existed or the results of operations if Seahawk had operated as a stand-alone company.

Because GOM previously operated within Pride’s corporate cash management program for all periods prior to June 1, 2009, funding requirements and related transactions between GOM, on one hand, and Pride and its other affiliates, on the other hand, have been summarized and reflected on the balance sheet as net parent funding without regard to whether the funding represents a receivable, liability or equity. Effective June 1, 2009, and based on the terms of our separation from Pride, we ceased being part of Pride’s corporate cash management program. Any transactions with Pride after June 1, 2009 have been, and will continue to be, cash settled in the ordinary course of business, and such amounts are included in our Due to or from Pride. Transactions between GOM and Pride and its affiliates which are not included in GOM through the Spin-off Date have been identified as related party transactions. It is possible that the terms of the transactions with other divisions of Pride are not the same as those that would result from transactions among unrelated parties. Additionally, the combined financial statements for GOM include allocations of costs for certain support functions (see Note 7). In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated and combined financial statements.

Our unaudited consolidated and combined financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated and combined financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated and combined financial statements should be read in conjunction with our audited consolidated and combined financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim period presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

Conditions Affecting Ongoing Operations

The drilling market in the United States is strongly influenced by our customer expectations of future natural gas prices. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs when natural gas price decline. Fleet utilization and dayrates in the United States Gulf of Mexico are also influenced by U.S. demand for natural gas, competing sources of natural gas (shale plays), competing capital for oil projects, which are predominantly in areas other than the U.S. Gulf of Mexico shelf, access to capital for small and medium sized exploration and development companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes, and the number and timing of rigs moving into and out of the United States.

Our liquidity is highly dependent upon the utilization level of our rigs, dayrates, and our capital expenditures. Based on our current rate of expenditures, our current rig utilization levels and our cash flows from operations, our current holdings of cash may not be adequate to continue our operations as currently conducted, which may require considering delaying capital expenditures, cost reductions, and potential asset sales or accessing the capital markets. Current contracted dayrates for our rigs are also lower as compared to recent history. During the first quarter of 2010, we operated at a cash flow deficit. If our low rig utilization continues throughout 2010 or if we are unable to obtain higher dayrates, and we are unable to make corresponding decreases in our expenditures, we will continue to operate at a cash flow deficit for the remainder of 2010. As of March 31, 2010, we had cash on hand of $73.4 million, a decrease of $5.0 million since December 31, 2009.

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

Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Subtopic 855-10, Subsequent Events. The provisions of ASC Subtopic 855-10 establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted this provision effective April 1, 2009, with no material impact on our consolidated or combined financial statements. On February 24, 2010, the FASB amended ASC Subtopic 855-10 to eliminate the requirement to disclose the date through which subsequent events have been evaluated, but does not prohibit it.

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

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(In thousands)
Rigs and rig equipment	$511,197	$497,200
Other	1,911	2,931
Construction-in-progress	2,306	12,244

Property and equipment, cost	515,414	512,375
Accumulated depreciation and amortization	(59,300)	(47,000)

Property and equipment, net	$456,114	$465,375

NOTE 3. SECURED REVOLVING CREDIT FACILITY

On August 4, 2009, we entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with a group of lenders (the “Lenders”) that matures September 30, 2011. The Revolving Credit Facility has an initial facility amount of up to $36.0 million (the “Commitments”), subject to availability and a borrowing base calculation, as defined in the Revolving Credit Agreement. Up to 75% of the aggregate amount of the revolving commitments, or $27.0 million, of the borrowings is available to issue letters of credit denominated in U.S. dollars or Mexican Pesos, and up to $36.0 million of the Revolving Credit Facility is available for revolving borrowings. We may, on up to three occasions for up to one year, increase the total Commitments to the Revolving Credit Facility amount by adding one or more banks, financial institutions or other lender parties as lenders or by allowing one or more of the Lenders to increase their respective Commitments. Total Commitments cannot exceed an amount equal to $50.0 million. Loans made under the Revolving Credit Facility may be used solely to fund rig reactivation capital expenditures and related working capital. In addition, letters of credit issued under the Revolving Credit Facility may be used by Seahawk for general corporate purposes, including the backstop of surety bonds. Letters of credit issued to backstop surety bonds related to the Mexico tax assessments are limited to 20% of the total Commitment amount. The facility is secured by 15 of our rigs and substantially all of our other assets, including our accounts receivables, spare parts and certain cash and cash equivalents. The net book value of the assets that secure the credit facility is approximately $390 million. On March 1, 2010, we made a $6.4 million drawing from our Revolving Credit Facility, which was outstanding at March 31, 2010. The current draw on the revolver of $6.4 million is being renewed on a month-to-month basis therefore it is classified on our balance sheet as short term-debt. On March 26, 2010, a letter of credit for 31.0 million Mexican Pesos; approximately $2.5 million as of March 31, 2010; was issued on our behalf in favor of “Tesoreria de la Federacion” (Mexican Treasury) under our letter of credit sub limit within our Revolving Credit Facility. On March 31, 2010, based upon our borrowing base calculation, we had up to $23.3 million available to borrow under the Revolving Credit Facility.

Interest on the Revolving Credit Facility is calculated based on outstanding loans and letters of credit as well as commitment fees for any unused portion of the Revolving Credit Facility. Amounts drawn on the Revolving Credit Facility bear interest at variable rates based on applicable LIBOR plus a 4.5% margin or the adjusted base rate, plus margin, as defined in the agreement. Seahawk shall pay a per annum letter of credit fee equal to the applicable LIBOR Margin. As of March 31, 2010, the interest rate on our $6.4 million borrowings under the Revolving Credit Facility was approximately 4.7%, comprised of a LIBOR rate of approximately 0.2% plus the applicable margin of 4.50%. Commitment fees for the unused portion of the Revolving Credit Facility shall be 150 basis points per annum on the average daily unused portion of the Revolving Credit Facility.

The Revolving Credit Facility contains a number of covenants restricting, among other things, investments; payment of dividends; indebtedness; liens; guarantee obligations; mergers, consolidations, liquidations and dissolutions; sales of assets; leases; dividends and other payments and distributions in respect of capital stock and subordinated debt; capital expenditures; investments, loans and advances; transactions with affiliates; sale and leasebacks; changes in fiscal year; negative pledge clauses; changes in lines of business; and speculative hedging. The Revolving Credit Facility also requires us to maintain certain minimum ratios with respect to our financial condition, including current assets to current liabilities; liquidation value of the collateralized rigs; tangible net worth; and adjusted earnings before interest, taxes, depreciation and amortization to fixed charges. At March 31, 2010, we are in compliance with our covenants.

NOTE 4. EARNINGS PER SHARE

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share information).

	Three Months Ended March 31,
	2010	2009
Income (loss) from continuing operations	$(22,336)	$13,069

Weighted average shares of common stock outstanding - basic	11,762	11,584
Stock options	-	-
Restricted stock awards	-	-

Weighted average shares of common stock outstanding - diluted	11,762	11,584

Income (loss) from continuing operations per share
Basic and diluted	$(1.90)	$1.13

The calculation of basic and diluted earnings per share and shares outstanding for all periods presented prior to the Spin-off Date is based on the number of shares of our common stock distributed on the Spin-off Date.

For the three months ended March 31, 2010, the dilutive effect of our 321,644 outstanding stock options and 669,890 outstanding restricted stock unit awards were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations and their effect would have been anti-dilutive.

NOTE 5. STOCK-BASED COMPENSATION

Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, other stock-based awards and cash awards to directors, officers and other key employees.

For the three months ended March 31, 2010, we granted approximately 221,114 restricted stock awards with a weighted average grant-date fair value per share of $20.89.

NOTE 6. INCOME TAXES

In accordance with generally accepted accounting principles, we estimate the full year tax rate and apply this rate to our year-to-date net income. In addition, we separately calculate the tax impact of unusual items, if any. For the three months ended March 31, 2010 and March 31, 2009, our consolidated and combined effective tax rate was 33.4% and 36.0%, respectively. The lower tax rate for the three months ended March 31, 2010 is primarily the result of the tax benefit calculated on the book loss being reduced by tax expense of discrete items.

Mexico Tax Assessments

We received seven tax assessments from the Mexican government related to three of our entities which have no material operations or net assets at March 31, 2010. Each assessment contests our right to claim certain deductions in our tax returns for the tax years 2001 through 2004.

We contested four assessments related to tax years 2001 through 2003 in the Mexican court system. For these cases, including penalty, interest, and inflation adjustments, the total contested amount is approximately 600 million Mexican pesos, or approximately $48 million as of March 31, 2010. In November 2009, we received a favorable ruling for one contested case of approximately $6.2 million; however, Mexican tax authorities have appealed the decision and under Mexican law, a single favorable ruling does not set precedent for any of our other contested cases.

We contested three assessments related to tax years 2003 and 2004 through administrative appeals to the Mexican tax authority. For these assessments, including penalty, interest, and inflation adjustments, the total amount is approximately 1,154 million Mexican Pesos, or approximately $93 million as of March 31, 2010. In April 2010; we received unfavorable rulings from the Mexican tax authority with respect to two of these assessments. We intend to file a lawsuit in the Mexican court against these unfavorable rulings on the administrative appeals and we will contest the anticipated revised tax assessments when we receive them from the Mexican tax authority. We expect the Mexican tax authority to rule on the remaining administrative appeal in 2010.

We are not required to provide suitable guarantee or collateral when an assessment is under administrative appeal to the Mexican tax authority or until revised tax assessments are received if the original assessment is fully void. When an assessment is contested in Mexican court, the law requires taxpayers generally to provide a suitable guarantee or collateral against contested tax liabilities in order to prevent such liabilities from being due and payable. The Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary when suitable guarantee or collateral is not provided when due. We believe that the Mexican tax authority does not have authority to collect assets of subsidiaries that have not been assessed and that the corporate veil is respected under Mexican law. As of March 31, 2010, guarantees have been provided by all of our entities that are currently required to provide guarantees for their contested assessments in the Mexican court system. We will evaluate the consequence of not providing suitable guarantees or collateral as they become due in the future.

Pursuant to the tax sharing agreement between Seahawk and Pride that we entered into at the time of the spin-off, we are required to indemnify Pride for tax assessments from the Mexican government with respect to any tax years that ended on or before December 31, 2008. Pride has received tax assessments from the Mexican government related to two of its entities for the 2003 tax year. For these assessments, including penalty, interest, and inflation adjustments, the total amount is approximately 62 million Mexican pesos, or approximately $5 million as of March 31, 2010.

Also, pursuant to the tax support agreement between Seahawk and Pride that we entered into at the time of the spin-off, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or other collateral issued for our account in respect of the Mexico tax assessments for the tax years 2003 and 2004 made prior to the date of the spin-off to the extent requested by us. We may be required to indemnify Pride or to provide substitute credit support for certain portions of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. The potential future requirement to provide or indemnify Pride for these surety bonds and other suitable forms of collateral could adversely affect our liquidity, including our ability to obtain financing. Our inability or unwillingness to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the tax support agreement. If any of these events were to occur, our liquidity and results of operations could be materially affected.

We anticipate that the Mexican tax authorities will make additional assessments contesting similar deductions for other open tax years. If the tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be approximately $100 million as of March 31, 2010. We may decide to provide additional security to the extent additional assessments are contested, which may include our five rigs that are not collateralized under our revolving credit facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

NOTE 7. RELATED PARTY TRANSACTIONS

On and prior to the Spin-off Date, Seahawk had an extensive and ongoing related party relationship with Pride and its affiliates. Subsequent to the Spin-off Date, neither Pride nor its affiliates are considered a related party. The following summarizes our related party transactions with Pride for three months ended March 31, 2009:

Three Months Ended March 31, 2009
Operating expenses:
Direct charges from Pride affiliates	$10,722
Allocated Pride Corporate expenses	$3,654
General and administrative expenses:
Allocated Pride Corporate expenses	$5,822

Pride carried out purchasing services on behalf of GOM for materials, supplies, maintenance and other items. There was no mark-up on these items, as the costs were included in the Pride Corporate allocations.

NOTE 8. DISCONTINUED OPERATIONS

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

A contract extension for the remaining rig was granted in April 2009, and we managed that rig until the contract was completed in September 2009. The contract extension required us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retained. Management of drilling service is part of our continuing operations; therefore the revenues and cost of revenues associated with this management agreement are included in our income from continuing operations.

The following tables present selected information regard the results of our discontinued operations.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues	$-	$7,132

Income (loss) before taxes, excluding gain on disposal	-	(123)
Income tax (expense) benefit	-	43
Gain (loss) on disposal of assets, net of tax	-	2,857

Income (loss) from discontinued operations	$-	$2,777

NOTE 9. COMMITMENTS AND CONTINGENCIES

Loss of the Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the United States Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $71.9 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned or operated by third parties. As of March 31, 2010 we have a deferred gain of approximately $7.3 million which we will recognize once all insurance claims regarding the salvage operations are finalized. As of March 31, 2010 total incurred costs were $40.6 million for the removal of the wreckage and salvage operations. Total insurance proceeds of $38.2 million have been received related to the removal of wreckage operation. The remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance. In April 2010, we resumed removal of wreckage activities after suspending removal operations during the winter season.

Three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico assert that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants have requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. These owners have claimed damages in excess of $104 million in the aggregate. An unfavorable outcome related to these claims could result in an increase in our insurance costs going forward. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride has retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

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

Pride has announced that it has accrued $56.2 million related to a potential resolution with the DOJ and the SEC. However, despite this announcement we still do not have sufficient information to predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated and combined financial statements or on our business. Pursuant to the master separation agreement that we entered into with Pride at the time of our spin-off, we are responsible for any liabilities, costs or expenses related to, arising out of, or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions) except that our responsibility for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million. We recognized an indemnity obligation to Pride of approximately $0.3 million. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for our company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

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

NOTE 10. SEGMENT AND ENTERPRISE-RELATED INFORMATION

We provide offshore contract drilling services to oil and gas production and development companies in the Gulf of Mexico. We manage and measure our performance based upon the geographic location of where the services are performed. We have two reportable segments consisting of our geographic regions, United States and Mexico. We have a non-reportable Corporate segment that provides general and administrative services to our operating segments.

For more information regarding how we determine our segments see Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated and Combined Financial Statements – Note 2 of our annual report on Form 10-K for the year ended December 31, 2009. We evaluate the performance of our business units based on earnings from operations. Summarized financial information by segment is shown in the following table for the three months ended March 31, 2010 and 2009:

	United States	Mexico	Corporate	Total
	(In thousands)
Three Months Ended March 31, 2010
Revenues	$18,397	$6,875	$-	$25,272
Earnings (loss) from operations	(15,967)	(4,836)	(12,132)	(32,935)
Total long-lived assets	453,652	1,409	1,053	456,114
Total assets	518,067	31,183	47,924	597,174
Capital expenditures	3,814	-	176	3,990
Depreciation and amortization	12,321	1,296	27	13,644

Three Months Ended March 31, 2009
Revenues	$40,964	$74,708	$-	$115,672
Earnings (loss) from operations	(1,184)	26,742	(5,822)	19,736
Total long-lived assets	274,019	336,111	-	610,130
Total assets	356,935	401,073	23,184	781,192
Capital expenditures	6,059	1,600	-	7,659
Depreciation and amortization	5,454	10,080	-	15,534

NOTE 11. OTHER SUPPLEMENTAL INFORMATION

Prepaid expenses and other current assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Deferred mobilization and inspection costs	$1,400	$1,782
Deferred financing costs	291	238
Prepaid expenses	6,528	6,447
Insurance receivables	35,724	36,293
Other	1,009	5,473

Total	$44,952	$50,233

Accrued expenses and other current liabilities consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Deferred mobilization revenue	$67	$121
Salvage costs	31,238	33,079
Taxes other than income	1,700	1,649
Payroll and benefits	2,320	2,194
Deferred gain	7,303	7,303
Other accrued expenses	15,062	15,204

Total	$57,690	$59,550

Supplemental cash flows and non-cash transactions were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash paid during the year for:
Income taxes - U.S., net	$74	$-
Income taxes - foreign, net	1,252	5,369
Change in capital expenditures in accounts payable	379	5,213

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated and combined financial condition and results of operations should be read in conjunction with the accompanying unaudited financial statements and notes included elsewhere herein and our annual report on Form 10-K for the fiscal year ended December 31, 2009. The information included herein and therein is essential to understanding the following discussion and analysis. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere herein and in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009. See “ Forward-Looking Statements” herein. Unless the context requires otherwise or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we”, “our”, “ours”, “us”, and “Seahawk” refer to Seahawk Drilling, Inc. The financial information for periods prior to our separation from Pride referred to below reflects the effects of, among other things, certain assets and operations retained by Pride and that are not held by Seahawk after its separation from Pride.

The Company

We operate a jackup rig business that provides contract drilling services to the oil and natural gas exploration and production industry in the Gulf of Mexico. Our fleet of mobile offshore drilling rigs consists of 20 jackup rigs that are capable of operating in maximum water depths of up to 300 feet and drilling to depths of up to 25,000 feet. We have one of the largest fleets of jackup rigs located in the Gulf of Mexico. We contract with our customers on a dayrate basis to provide rigs and drilling crews, and we are responsible for the payment of operating and maintenance expenses. Our customers primarily consist of various oil and natural gas producers, drilling service providers and Pemex Exploración y Producción (“PEMEX”).

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

As a wholly-owned subsidiary of Pride prior to the spin-off, we relied on the operating and corporate functions of Pride for a variety of services including engineering, training and quality control, environmental, health and safety, accounting, corporate finance, human resource management (such as payroll and benefit plan administration), information technology and communications, legal, purchasing and inventory management, risk management, tax and treasury. We entered into a transition services agreement with Pride which provides for continuation of some of these services after the spin-off in exchange for fees specified in the agreement. As of March 31, 2010, we have terminated substantially all transition services. For the three months ended March 31, 2010, we incurred minimal fees for services provided by Pride under the transition services agreement that we entered into with Pride at the time of our spin-off.

Mexico Operations

In February 2010, we demobilized the Seahawk 3000 from Mexico to the United States following the completion of its contract and, since February 3, 2010, we have had no rigs working in Mexico. Since the latter half of 2009, there has been regulatory and financial uncertainty regarding PEMEX’s drilling programs and development budget, which has resulted in a number of rigs, including ours, to be unable to secure follow-on work and contracts. While we believe our rigs are well-suited for Mexico, with 13 of our rigs working in Mexico during the last several years, we are uncertain as to when we will have an opportunity to bid our rigs for work in Mexico. Recently, PEMEX announced a tender for four high-specification, independent leg jackup rigs with a new requirement that all of the rigs tendered must be built in 2000 or later. Our rigs do not meet these specifications. We anticipate in late 2010 or 2011 that we may have opportunities to bid for contracts in Mexico. If, however, PEMEX continues to tender for rigs on the basis of these new requirements, we may not be able to successfully bid for new contracts in Mexico. We have scaled down our shore-based operations to reflect our current level of activity. We recorded approximately $0.7 million of costs in the first quarter of 2010 for severance, elimination of excess facility and infrastructure costs, and other statutory charges. PEMEX continues to pay on terms and we have no indication that we will not collect our remaining balance due which was $1.8 million at March 31, 2010.

Our Rig Fleet

The following table contains information regarding our rig fleet as of April 23, 2010. All of our rigs are mat-supported jackup rigs and are currently located in the Gulf of Mexico.

Seahawk Rig Name	Type	Built/ Upgraded	Water Depth Rating	Drilling Depth Rating (In Feet)	Contracted Until
U.S. Contracted
Seahawk 2602	Cantilever	1982	250	20,000	July 2010
Seahawk 2601	Cantilever	1976/1999	250	25,000	August 2010
Seahawk 2600	Cantilever	1982/2002	250	20,000	June 2010
Seahawk 2504	Slot	1975/2002	250	20,000	June 2010
Seahawk 2500	Slot	1981/1996	250	20,000	August 2010
Seahawk 2007	Cantilever	1982	200	20,000	August 2010
Seahawk 2004	Cantilever	1981/2002	200	20,000	July 2010
Seahawk 2001	Cantilever	1982	200	20,000	July 2010
U.S. Available
Seahawk 3000	Cantilever	1974/1999	300	25,000	N/A
Seahawk 2505	Slot	1975/2002	250	20,000	N/A
U.S. Cold Stacked
Seahawk 2501	Slot	1975/2002	250	20,000	N/A
Seahawk 2502	Slot	1981/1995	250	20,000	N/A
Seahawk 2006	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2003	Cantilever	1981	200	20,000	N/A
Seahawk 2005	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2503	Slot	1981/2002	250	20,000	N/A
Seahawk 2008	Cantilever	1980/2002	200	20,000	N/A
Seahawk 2000	Cantilever	1982	200	20,000	N/A
Seahawk 2002	Cantilever	1982	200	20,000	N/A
Seahawk 800	Cantilever	1978/2002	80	15,000	N/A

Our Business

The drilling market in the United States is strongly influenced by our customer expectations of future natural gas prices. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs when natural gas price decline. Fleet utilization and dayrates in the United States Gulf of Mexico are also influenced by U.S. demand for natural gas, competing sources of natural gas (shale plays), competing capital for oil projects, which are predominantly in areas other than the U.S. Gulf of Mexico shelf, access to capital for small and medium sized exploration and development companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes, and the number and timing of rigs moving into and out of the United States.

Following the onset of the global financial crisis in mid-2008, declining prices of crude oil and natural gas and deteriorating worldwide economic conditions, the demand for drilling services declined. Lower crude oil and natural gas prices combined with the inability of our customers to obtain financing for drilling projects had an extremely negative impact on offshore drilling activity in the United States in 2009. The decline in the United States jackup market in 2009 was one of the sharpest downturns for United States jackup activity over the past 30 years. Market conditions during the first quarter of 2010 showed improvement and exploration and production budgets are estimated to increase in 2010 as compared to 2009. We have seen an increase in drilling programs and inquiries, and as of May 3, 2010, there are 41 jackup rigs working in the Gulf of Mexico, up from 14 in July 2009. Dayrates have begun to rise as marketed jackup rig fleet utilization has reached 80% during the first quarter. The Henry Hub spot price for natural gas has increased since its September 2009 low from $1.84/Mcf, averaging $5.16/Mcf in the first quarter of 2010. However, the spot price for natural gas has recently declined below $4.00/Mcf, and we anticipate that our contract backlog will be completed in the early part of the third quarter of 2010.

In response to the significant downturn in demand for our drilling services, we cold stacked a total of 10 rigs and took steps to aggressively manage our cash costs to minimize losses over the near term by reducing our daily cash rig costs, shore-based support costs and corporate overhead. Our last operating rig in Mexico returned to the U.S. in February and we took the opportunity to reduce the respective shore-based costs for additional savings. In March 2010 we completed the sale of our 10 cementing units and we are presently considering opportunities to sell the Seahawk 800.

We are cautiously optimistic that the United States market will improve in 2010. During the first quarter of 2010, the volume of customer inquiries and tenders increased in response to higher natural gas prices and possible emergence from recession in the United States. In addition to the eight rigs we have contracted, we have two additional rigs that are being marketed and could go to work quickly. Moreover, several of our stacked rigs can be reactivated on relatively short notice and with minimal capital investment. We intend to take a disciplined approach to reactivating stacked rigs when market economics justify such opportunities.

Due to the economic and regulatory turmoil in Mexico throughout 2009, we were not able to successfully recontract any of our rigs working for PEMEX and, since February 2010, we have not had any rigs operating in Mexico. PEMEX’s 2010 capital budget is slightly higher than 2009 with potentially higher expenditures for Cantarell and other shallow water fields in Mexico. While we believe that our rigs are well suited for operations in Mexico, PEMEX recently issued tenders for 300’ and 350’ jackups that were built after 2000. Our rigs do not meet these requirements. If PEMEX continues to tender for rigs on the basis of these new requirements, it is possible that a number of rigs working in Mexico will be released by PEMEX and many of these rigs may be mobilized to different regions including the U.S. Gulf of Mexico.

As of May 4, 2010, there are 40 jackups under construction and 13 on order that are scheduled to enter the international market. We believe that these new rigs, along with scheduled contract rollovers of operating rigs, will result in near-term declines in international dayrates and utilization. Given the current U.S. market conditions and challenges with obtaining windstorm damage insurance for rigs operating in the Gulf of Mexico, we do not expect any of these rigs to mobilize to the United States.

In April 2010, a deepwater drilling rig sank off the coast of Louisiana resulting in a significant oil spill from the wellhead. It is unclear at this time what impact, if any this incident will have on our operations including changes in existing regulatory and environmental compliance, disruption of drilling activity in the Gulf of Mexico and/or our future operating costs.

Mexico Tax Assessments

We received seven tax assessments from the Mexican government related to three of our entities which have no material operations or net assets at March 31, 2010. Each assessment contests our right to claim certain deductions in our tax returns for the tax years 2001 through 2004.

We contested four assessments related to tax years 2001 through 2003 in the Mexican court system. For these cases, including penalty, interest, and inflation adjustments, the total contested amount is approximately 600 million Mexican pesos, or approximately $48 million as of March 31, 2010. In November 2009, we received a favorable ruling for one contested case of approximately $6.2 million; however, Mexican tax authorities have appealed the decision and under Mexican law, a single favorable ruling does not set precedent for any of our other contested cases.

We contested three assessments related to tax years 2003 and 2004 through administrative appeals to the Mexican tax authority. For these assessments, including penalty, interest, and inflation adjustments, the total amount is approximately 1,154 million Mexican Pesos, or approximately $93 million as of March 31, 2010. In April of 2010, we received unfavorable rulings from the Mexican tax authority with respect to two of these assessments. We intend to file a lawsuit in the Mexican court against these unfavorable rulings and we will contest the anticipated revised tax assessments when we receive them from the Mexican tax authority. We expect the Mexican tax authority to rule on the remaining administrative appeal in 2010.

We are not required to provide suitable guarantee or collateral when an assessment is under administrative appeal to the Mexican tax authority or until revised tax assessments are received if the original assessment is fully void. When an assessment is contested in Mexican court, the law requires taxpayers generally to provide a suitable guarantee or collateral against contested tax liabilities in order to prevent such liabilities from being due and payable. The Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary when suitable guarantee or collateral is not provided when due. We believe that the Mexican tax authority does not have authority to collect assets of subsidiaries that have not been assessed and that the corporate veil is respected under Mexican law. As of March 31, 2010, guarantees have been provided by all of our entities that are currently required to provide guarantees for their contested assessments in the Mexican court system. We will evaluate the consequence of not providing suitable guarantees or collateral as they become due in the future.

Pursuant to the tax sharing agreement between Seahawk and Pride that we entered into at the time of the spin-off, we are required to indemnify Pride for tax assessments from the Mexican government with respect to any tax years that ended on or before December 31, 2008. Pride has received tax assessments from the Mexican government related to two of its entities for the 2003 tax year. For these assessments, including penalty, interest, and inflation adjustments, the total amount is approximately 62 million Mexican pesos, or approximately $5 million as of March 31, 2010.

Also, pursuant to the tax support agreement between Seahawk and Pride that we entered into at the time of the spin-off, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or other collateral issued for our account in respect of the Mexico tax assessments for the tax years 2003 and 2004 made prior to the date of the spin-off to the extent requested by us. We may be required to indemnify Pride or to provide substitute credit support for certain portions of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. The potential future requirement to provide or indemnify Pride for these surety bonds and other suitable forms of collateral could adversely affect our liquidity, including our ability to obtain financing. Our inability or unwillingness to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the tax support agreement. If any of these events were to occur, our liquidity and results of operations could be materially affected.

We anticipate that the Mexican tax authorities will make additional assessments contesting similar deductions for other open tax years. If the tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be approximately $100 million as of March 31, 2010. We may decide to provide additional security to the extent additional assessments are contested, which may include our five rigs that are not collateralized under our revolving credit facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

Loss of the Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the United States Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $71.9 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned or operated by third parties. As of March 31, 2010 we have a deferred gain of approximately $7.3 million which we will recognize once all insurance claims regarding the salvage operations are finalized. As of March 31, 2010 total incurred costs were $40.6 million for the removal of the wreckage and salvage operations. Total insurance proceeds of $38.2 million have been received related to the removal of wreckage operation. The remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance. In April 2010, we resumed removal of wreckage activities after suspending removal operations during the winter season.

Three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico assert that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants have requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. These owners have claimed damages in excess of $104 million in the aggregate. An unfavorable outcome related to these claims could result in an increase in our insurance costs going forward. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

Backlog

As of March 31, 2010, we had approximately 20% of our marketed jackup rig days contracted for the remainder of 2010. The shallow water United States Gulf of Mexico is a mature offshore basin where drilling activity is typically conducted by small, independent exploration and production companies that are heavily influenced by the price of natural gas. Our contract drilling backlog as of March 31, 2010 totaled approximately $23.0 million compared to $14.8 million at December 31, 2009 for future revenues and firm commitments. We calculate our backlog, or future contracted revenue for our fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various reasons, including, but not limited to, unscheduled repairs, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

Results of Operations

On and prior to August 24, 2009, the Spin-off Date, our financial position, operating results and cash flows consisted of the Gulf of Mexico Business of Pride (“GOM”). As such, combined balance sheet information and the related combined results of operations and cash flows reported herein through the Spin-off Date have been recorded based on how Pride managed GOM and include allocated costs based upon Pride’s operating structure as if GOM had been a stand-alone company. For the period prior to the spin-off, the financial statements also include the operations of two independent leg jackup rigs known as the Pride Tennessee and the Pride Wisconsin operating in the Gulf of Mexico that were retained by Pride after the spin-off which we managed for Pride under the transition services agreement.

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

We have two reportable segments consisting of our geographic regions, United States and Mexico, and we have a non-reporting Corporate segment that provides general and administrative services to our operating segments.

Consolidated and Combined Operations

For the three months ended March 31, 2010, our consolidated and combined revenues, decreased $90.4 million compared to the same period in 2009. Revenues for the three months ended March 31, 2009 included $25.7 million attributable to rigs retained by Pride. The remaining decrease of $64.7 million is primarily attributable to PEMEX not renewing contracts for our rigs which accounted for approximately $42.1 million of the decrease in revenues, and a significant decline in operating days and utilization in the United States due to lower U.S. natural gas prices and the credit crisis which accounted for approximately $22.6 million of the decrease. Our consolidated loss from continuing operations for the three months ended March 31, 2010 was $22.3 million, a earnings decline of $38.2 million, or 241%, from the three months ended March 31, 2009. The $35.4 million decline in earnings from continuing operations was largely due to the decline in revenues, $2.3 million of stock-based compensation charges, and $2.4 million of professional fees and consulting and legal costs. Also contributing to the decrease was the absence in 2010 of earnings from continuing operations associated with assets retained by Pride at the spin-off which for the three months ended March 31, 2009 were $16.1 million.

The following tables present selected consolidated and combined financial and operational information for our continuing operations for each reporting segment:

United States

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues	$18,397	$40,964

Costs and expenses:
Operating costs, excluding depreciation and amortization	23,783	36,694
Depreciation and amortization	12,321	5,454
General and administrative excluding depreciation and amortization	6	—
(Gain) loss on sales of assets, net	(1,746)	—

	34,364	42,148

Earnings (loss) from operations	$(15,967)	$(1,184)

U.S. Owned Rigs
Operating days	442	464
Available days	1,707	1,260
Utilization	26%	37%
Average daily revenues	$41,600	$88,200
Average marketed rigs	9.0	6.3

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues decreased $22.6 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in revenues is primarily due to a $46,600, or 53%, decline in average day rate coupled with a 5% decrease in the operating days for our U.S. owned jackup rigs. Dayrates and utilization for our rigs declined due to the reduction in the U.S. of natural gas prices and the credit crisis that began in mid-2008, resulting in sharply lower demand for drilling services.

Operating costs decreased $13.0 million, or 35%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Operating costs for the three months ended March 31, 2010 were reduced as a result of the aforementioned activity reduction resulting from weak demand for drilling services; partially offsetting this decrease are the costs to maintain stacked rigs and, $1.9 million of reactivation costs related to certain rigs preparing to return to work. Operating costs in 2009 included $1.4 million in expenses related to laying off rig personnel. Operating costs as a percentage of revenues were 129% and 90% for the three months ended March 31, 2010 and 2009, respectively. Shore-based costs made up $3.4 million and $6.5 million of operating expenses for the three months ended March 31, 2010 and 2009, respectively.

Depreciation and amortization increased $6.9 million, or 126%, for the three months ended March 31, 2010 compared to the same period in 2009 due to the relocation of drilling rigs from Mexico to the U.S.

The gain on sale of assets of $1.7 million for the three months ended March 31, 2010 represent the proceeds less selling expenses related to the sale of two of our cementing units and other assets sold during the period.

Mexico

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues	$6,875	$74,708

Costs and expenses:
Operating costs, excluding depreciation and amortization	10,913	37,758
Depreciation and amortization	1,296	10,080
(Gain) loss on sales of assets, net	(498)	128

	11,711	47,966

Earnings (loss) from operations	$(4,836)	$26,742

Mexico Owned Rigs
Operating days	33	439
Available days	93	540
Utilization	35%	81%
Average daily revenues	$54,200	$111,700
Average marketed rigs	1.0	6.0

Mexico Managed Rigs
Operating days	-	170
Available days	-	180
Utilization	-	94%
Average daily revenues	$-	$151,400
Average marketed rigs	-	2.0

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues decreased $67.8 million, or 91%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Revenues associated with the rigs retained by Pride for the three months ended March 31, 2009 were $25.7 million. The remaining decrease of $42.1 million is attributable to the completion of contracts with PEMEX that were not renewed, resulting in fewer operating days in the current period partially offsetting this decline was an increase in demobilization revenue. Average daily revenues for our Mexico owned rigs for the three months ended March 31, 2010 decreased by approximately $57,500 over the comparable period in 2009, primarily due to the demobilization of the Seahawk 3000 from Mexico. As of February 2010, we have no rigs earning dayrates in Mexico.

Operating costs decreased by $26.8 million, or 71%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to the reduction of operating costs in 2010 due to the overall decline in the number of marketed rigs in Mexico as well as the absence of costs related to the rigs retained by Pride. For the three months ended March 31, 2009 the operating costs related to the rigs retained by Pride was $7.7 million. Operating costs as a percentage of revenues were 159% and 51% for the three months ended March 31, 2010 and 2009, respectively, as average daily revenues declined. Shore-based costs made up $2.9 million and $7.8 million of operating expenses for the three months ended March 31, 2010 and 2009, respectively. As part of our downsizing of our shore-based operations in Mexico, we recorded expenses of $0.7 million related to the termination of personnel, consolidation of facilities and other statutory costs.

Depreciation and amortization decreased by $8.8 million for the three months ended March 31, 2010, which was due to the relocation of drilling rigs from Mexico to the United States. Depreciation charges attributable to the Pride Tennessee and Pride Wisconsin totaled $1.3 million during the three months ended March 31, 2009.

The increase in the (gain) loss on sale of assets of $0.6 million for the three months ended March 31, 2010 compared to the same period in 2009 is primarily attributable to the sale of eight of our cementing units and other assets sold during the period.

Other Items—Consolidated and Combined

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Corporate SG&A	$12,103	$5,822
Other income (expense), net	(596)	673
Income tax expense (benefit)	(11,195)	7,340

Corporate SG&A: Corporate selling, general and administrative expenses increased $6.3 million, or 108%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in these costs was the result of our operating as an independent company for the three months ended March 31, 2010 as compared to the same period of 2009 when our costs were allocated by Pride based on our relative activity level to Pride’s overall operations. As our operating costs declined in 2009 as compared to prior years our corporate overhead allocation also decreased. Contributing to our cost for the three months ended March 31, 2010 was stock compensation expense of $2.3 million, separation and other related costs for two of our executives of $0.9 million and consulting, legal and professional fees of $2.4 million.

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2010, decreased by $1.3 million over the comparable period in 2009, primarily due a $0.8 million decrease in the foreign exchange gain for our Mexico operations, combined with $0.5 million for interest and other expenses related to the credit facility incurred in 2010.

Income taxes. Income tax benefit was $11.2 million on loss before income tax of $33.5 million for the three months ended March 31, 2010 compared to expense of $7.3 million on income before income tax expense of $20.4 million for the three months ended March 31, 2009. The effective tax rate changed to a tax benefit of 33.4% in the current period from expense of 36.0% in the comparable period. The lower tax rate for the three months ended March 31, 2010 is primarily the result of the tax benefit calculated on the book loss being reduced by tax expense of discrete items.

Liquidity and Capital Resources

We require capital to fund our ongoing operations and potential growth initiatives, including acquisitions. Our cash on hand at March 31, 2010 of $73.4 million, which includes amounts drawn under our revolving credit facility and proceeds from the sale of our cementing units, may not be sufficient to meet our working capital, operating cash and capital expenditure requirements for the 2010 fiscal year. Based on current activity levels, we anticipate that we will likely not generate positive cash flow from operations during 2010. At March 31, 2010, our net balance due to Pride was approximately $13.6 million.

We are responsible for the salvage operation of the Pride Wyoming and have estimated the total cost of salvage to be approximately $71.9 million, which we believe will be fully reimbursed by Pride’s insurance, under which we are a named insured for this claim. As of March 31, 2010 we have incurred costs of $40.6 million for the removal of the wreckage and salvage operations. Total insurance proceeds of $38.2 million have been received related to the wreckage operation. Those remaining costs for removal of the wreckage and salvage operations are expected to be covered by Pride’s insurance. We will be responsible for any costs not covered by Pride’s insurance.

We have a two-year, $36 million revolving credit facility, as amended (the “Revolving Credit Facility”). We currently have $6.4 million of borrowings outstanding under the Revolving Credit Facility and a letter of credit for 31.0 million Mexican Pesos, or approximately $2.5 million as of March 31, 2010, issued under the letter of credit sublimit within the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may only be used to fund reactivation capital expenditures and related working capital and letters of credit may be used for general corporate purposes. Up to $27 million of availability under the credit facility may be used to issue letters of credit, subject to specified sublimits applicable to letters of credit for Mexican tax assessments. Through the first anniversary of the Revolving Credit Facility, we may request that the credit facility be increased to up to $50 million by adding additional lenders or requesting that the existing lenders increase their commitments. Availability of amounts and letters of credit under the facility are subject to a borrowing base, which is generally determined by reference to the orderly liquidation value of the fifteen collateralized rigs and specified percentages of certain accounts receivable. On March 31, 2010, based upon our borrowing base calculation, we had up to $23.3 million available under the Revolving Credit Facility. The Revolving Credit Facility matures on September 30, 2011.

We may elect that borrowings bear interest at an annual rate of either the Adjusted Base Rate in effect from time to time plus a margin of 3.5%, or the LIBOR rate as defined in the agreement plus a margin of 4.5%. The “Adjusted Base Rate” is a fluctuating rate equal to the highest of the prime rate, one-month LIBOR plus 1.5%, or the Federal Funds Rate plus 1.5%. As of March 31, 2010, the interest rate on our $6.4 million borrowing under the Revolving Credit Facility was approximately 4.7%, comprised of a LIBOR rate of approximately 0.2% plus applicable margin of 4.50%.

The credit facility also includes a commitment fee of 1.5% per annum on the average daily unused portion of the facility. Letter of credit fees will accrue at a rate of 4.5% per annum on the aggregate available face amount of outstanding letters of credit, plus a fronting fee of 0.25% per annum for the issuing lender.

We are also considering opportunities to increase liquidity by selling assets, including the Seahawk 800, or accessing the capital markets. We are uncertain regarding our ability to sell the Seahawk 800 given the current excess supply in worldwide jackup rigs and its effect on the market value of the rig. Market values for rigs tend to vary significantly over time depending on overall fleet utilization and future expectations regarding dayrates and oil prices. Under current market conditions environment, if we were successful in selling the rig, it is likely our net proceeds would be less than the current book value of the rig.

See “—Mexico Tax Assessments,” discussed above for more information regarding the surety bonds and letters of credit we have at March 31, 2010 related to contested tax cases in Mexico.

We expect our purchases of property and equipment for the 2010 fiscal year to be approximately $8 million, which includes $3.6 million related to an information technology project. Other expenditures are expected to be used primarily for various rig upgrades and other sustaining capital projects. In addition, we anticipate total expenditures, including crew costs, between $2.0 million and $3.0 million to make repairs to the Seahawk 3000 jacking system that were encountered during the tow to the U.S. We anticipate using proceeds from our revolving credit facility to supplement cash needs for capital expenditures. Additionally, our rigs are required to obtain in-class certifications from various regulatory bodies in order to operate the rigs. The cost of these certifications are deferred and amortized over the life of the certificate, which is generally five years.

Sources and Uses of Cash—Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Our cash flow from (used in) continuing operations for the three months ended March 31, 2010 declined by $34.4 million, or 182%, to $(15.5) million compared to the three months ended March 31, 2009. The decline in operating cash flow is largely due to current year losses that are partially offset by non-cash depreciation and the gain on the sale of fixed assets as compared to income in 2009.

Our cash from (used in) continuing investing activities for the three months ended March 31, 2010 increased by $11.8 million, or 154%, to $4.1 million compared to the three months ended March 31, 2009. We expended $4.0 million and $7.7 million for capital expenditures for rig fleet the three months ended March 31, 2010 and 2009, respectively. We have decreased our current year spending due to the lower rig utilization and demand for drilling services. Offsetting our capital expenditures for the three months ended March 31, 2010 is the proceeds from the sale of our cementing units and other assets.

Our cash flow from (used in) from continuing financing activities for the three months ended March 31, 2010 increased by $35.6 million, or 122%, to $6.4 million compared to the three months ended March 31, 2009. The increase is attributable to the absence in 2010 of contributions to our former parent and the $6.4 million proceeds drawn from our Revolving Credit Facility.

Working Capital

As of March 31, 2010, we had working capital of $35.8 million compared with $58.5 million as of December 31, 2009. The $22.7 million decrease in working capital was primarily due to the effects of the continued downturn in the offshore drilling industry and our separation from Pride. The downturn in the offshore drilling industry decreased our trade accounts receivable by $7.8 million partially offsetting this decrease was the receipt of proceeds from the sale of fixed assets of $8.1 million. In addition, short-term debt increased $6.4 million related borrowings under our Revolving Credit Facility which was partially offset by the decrease of $4.6 million in our net amount due to Pride. At March 31, 2010, we owed Pride $13.6 million, net, under the terms of our master separation agreement and our transition services agreement, each of which was entered into with Pride at the time of our spin-off.

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, there were no material changes to this disclosure regarding our contractual obligations made in the annual report.

Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Financial Statements —Note 1, “ Accounting Pronouncements” of this quarterly report on Form 10-Q

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements, other than statements of historical facts, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry and the economy in general;

•	our ability to enter into new contracts for our rigs, commencement dates for rigs and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized;

•	future cash flows from operations including accounts receivable realization;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	expected amounts to be reimbursed to Pride for transition and one time expenditures;

•	future asset sales, including the possible sale of the Seahawk 800;

•	adequacy of funds for capital expenditures and working capital requirements;

•	sources of liquidity;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	expected costs for salvage and removal of the Pride Wyoming and expected insurance recoveries with respect to those costs and the damage to offshore structures caused by the loss of the rig;

•	the correlation between demand for our services and our earnings and customers’ expectations of future energy prices;

•	future impairment losses related to our fleet;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

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

Forward-looking statements are not guarantees of performance. We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. No assurance can be given that these assumptions are accurate. Moreover, these statements are subject to a number of risks and uncertainties. Important factors that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements include those described under “Risk Factors” in Item 1A of our annual report on Form 10-K, and the following factors, among others:

•	general economic and business conditions, including conditions in the credit markets;

•	prices of crude oil and natural gas and industry expectations about future prices;

•	ability to adequately staff our rigs and attract and retain key management;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities, or lack thereof, that may be presented to and pursued by us;

•	cancellation or renegotiation of our drilling contracts or payment or other delays or defaults by our customers;

•	changes in laws or regulations including the possibility of further regulation of offshore drillers in the Gulf of Mexico;

•	demand for our rigs;

•	the effect of litigation and contingencies, including those relating to the Pride Wyoming and the pending and possible future tax assessments by the Mexican government;

•	labor relations and work stoppages;

•	operating hazards and cancellation or unavailability of insurance coverage;

•	competition and market conditions in the contract drilling industry; and

•	severe weather.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We anticipate implementing a new enterprise resource planning system in the fourth quarter of 2010. The new system is expected to provide us with an integrated procurement and accounting and reporting system intended to improve our business planning and financial reporting processes. As a result of this system implementation, certain changes to our internal control structure will be made during 2010, which management believes will maintain and strengthen our overall internal controls.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information about our legal proceedings, see Note 9 – Commitments and Contingencies and Note 6 Income Taxes – Mexico Tax Assessments of the Unaudited Consolidated and Combined Financial Statements of Seahawk Drilling, Inc. in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

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

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”). In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in Item 1A of the 2009 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

4.1*	Third Amendment, dated as of March 19, 2010, to the Revolving Credit Agreement, dated as of August 4, 2009, among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner.

10.1*†	Separation Agreement by and between Steven A. Manz and Seahawk Drilling, Inc. dated March 23, 2010.

10.2*†	Separation Agreement by and between Oscar German and Seahawk Drilling, Inc. dated January 29, 2010.

10.3*†	Employment/Non-Competition/Confidentiality Agreement by and between Raymond Gonzales and Seahawk Drilling, Inc. dated March 10, 2010.

31.1*	Certification of Chief Executive Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Seahawk Drilling, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive and Chief Financial Officer of Seahawk Drilling, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAHAWK DRILLING, INC.

	By:	/s/ STEVEN A. MANZ
Steven A. Manz
Date: May 5, 2010		Senior Vice President and Chief Financial Officer

	By:	/s/ WILLIAM G. EVANS
William G. Evans
Date: May 5, 2010		Vice President and Chief Accounting Officer