Form 10-Q
period 2010-06-30
SEAHAWK DRILLING, INC.
filed 2010-08-04
CIK 1452384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding on August 2, 2010 was 11,846,928.

FORM 10-Q

Seahawk Drilling, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Seahawk Drilling, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,930	$78,306
Trade receivables, net of Allowance for doubtful accounts of $1,716 at June 30, 2010 and December 31, 2009	19,485	23,465
Deferred income taxes	2,475	3,079
Due from Pride	2,926	1,722
Prepaid expenses and other current assets	42,300	50,233

Total current assets	115,116	156,805
Property and equipment, net	447,859	465,375
Other assets	1,975	3,156

Total assets	$564,950	$625,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,161	$18,851
Due to Pride	16,059	19,863
Short term debt	6,400	-
Accrued expenses and other current liabilities	54,927	59,550

Total current liabilities	97,547	98,264
Other long-term liabilities	11,865	11,835
Deferred income taxes	39,560	62,234

Total liabilities	148,972	172,333
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized; 11,880,369 and 11,650,114 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	119	117
Additional paid-in capital	483,218	478,139
Retained earnings (deficit)	(67,359)	(25,253)

Total stockholders’ equity	415,978	453,003

Total liabilities, stockholders’ equity	$564,950	$625,336

The accompanying notes are an integral part of the consolidated and combined financial statements.

Consolidated and Combined Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
Revenues	$22,021	$76,544
Costs and expenses:
Operating costs, excluding depreciation and amortization	28,671	66,803
Depreciation and amortization	12,807	16,303
General and administrative, excluding depreciation and amortization	9,952	4,813
Loss on sales of assets, net	34	112

Earnings (loss) from operations	(29,443)	(11,487)
Interest expense	(196)	(4)
Other income (expense), net	(571)	724

Income (loss) before income taxes	(30,210)	(10,767)
Income tax expense (benefit)	(10,441)	(1,920)

Income (loss) from continuing operations, net of tax	(19,769)	(8,847)
Income from discontinued operations, net of tax	-	316

Net income (loss)	$(19,769)	$(8,531)

Basic and diluted earnings (loss) per share:
Continuing operations	$(1.67)	$(0.76)
Discontinued operations	-	0.03

Net income (loss)	$(1.67)	$(0.73)

Shares used in the computation of earnings (loss) per share:
Basic and diluted	11,864,559	11,584,066

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Revenues	$47,294	$192,216
Costs and expenses:
Operating costs, excluding depreciation and amortization	63,370	141,255
Depreciation and amortization	26,451	31,836
General and administrative, excluding depreciation and amortization	22,061	10,635
Loss on sales of assets, net	(2,210)	241

Earnings (loss) from operations	(62,378)	8,249
Interest expense	(341)	(11)
Other income (expense), net	(1,021)	1,402

Income (loss) before income taxes	(63,740)	9,640
Income tax expense (benefit)	(21,635)	5,419

Income (loss) from continuing operations, net of tax	(42,105)	4,221
Income from discontinued operations, net of tax	-	3,092

Net income (loss)	$(42,105)	$7,313

Basic and diluted earnings (loss) per share:
Continuing operations	$(3.57)	$0.36
Discontinued operations	-	0.27

Net income (loss)	$(3.57)	$0.63

Shares used in the computation of earnings (loss) per share:
Basic and diluted	11,810,378	11,584,066

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Cash Flows

(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(42,105)	$7,313
Adjustments to reconcile net income to net cash from continuing operations:
(Income) from discontinued operations	-	(3,092)
Depreciation and amortization	26,745	31,836
(Gain) Loss on sale of assets	(2,210)	241
Stock-based compensation	5,081	-
Deferred income taxes	(22,275)	(6,769)
Changes in assets and liabilities:
Trade receivables	3,980	29,482
Prepaid expenses and other current assets	431	(23,639)
Other assets	28	(114)
Accounts payable	775	(6,709)
Due to Pride	(5,038)	-
Accrued expenses	(6,200)	5,142
Income taxes payable	325	(1,290)
Other liabilities	33	1,829
Increase (decrease) in deferred revenue	1,129	(4,590)
Decrease (increase) in deferred expense	1,402	5,086
Insurance proceeds from Pride Wyoming salvage operations	1,264	13,870

Net cash from operating activities - continuing operations	(36,635)	48,596
Net cash from (used in) operating activities - discontinued operations	-	(1,883)

Net cash flows from operating activities	(36,635)	46,713
Cash flows from investing activities:
Purchases of property and equipment	(8,311)	(16,390)
Proceeds from sale of assets	8,155	-

Net cash used in investing activities - continuing operations	(156)	(16,390)
Net cash from investing activities - discontinued operations	-	59

Net cash flows from (used in) investing activities	(156)	(16,331)
Cash flows from financing activities:
Credit facility borrowing	6,400	-
Deferred financing costs	15	-
Net change in net parent funding	-	(55,243)

Net cash used in financing activities - continuing operations	6,415	(55,243)
Net cash from (used in) financing activities - discontinued operations	-	1,825

Net cash flows used in financing activities	6,415	(53,418)

Increase (decrease) in cash and cash equivalents	(30,376)	(23,036)
Cash and cash equivalents, beginning of period	78,306	41,096

Cash and cash equivalents, end of period	$47,930	$18,060

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements

NOTE 1. GENERAL

Seahawk Drilling, Inc. (“we,” “our,” “us,” “Company” or “Seahawk”) owns a fleet of 20 jackup rigs providing shallow water drilling services in the Gulf of Mexico. Seahawk is a Delaware corporation and was a wholly-owned subsidiary of Pride International, Inc. (“Pride”) until August 24, 2009 (the “Spin-off Date”). On the Spin-off Date, Pride distributed 100% of our outstanding common stock to the Pride stockholders. On and prior to the Spin-off Date, Seahawk had not conducted any operations. Seahawk is now independent from Pride, and Pride no longer retains any ownership interest in Seahawk.

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

Because GOM previously operated within Pride’s corporate cash management program for all periods prior to June 1, 2009, funding requirements and related transactions between GOM, on the one hand, and Pride and its other affiliates, on the other hand, have been summarized and reflected on the balance sheet as net parent funding without regard to whether the funding represents a receivable, liability or equity. Effective June 1, 2009, and based on the terms of our separation from Pride, we ceased being part of Pride’s corporate cash management program. Any transactions with Pride after June 1, 2009 have been, and will continue to be, cash settled, and such amounts are included in our financial statements as “Due to Pride” or “Due from Pride.” Transactions between GOM and Pride and its affiliates which are not included in GOM through the Spin-off Date have been identified as related party transactions. It is possible that the terms of the transactions with other divisions of Pride are not the same as those that would result from transactions among unrelated parties. Additionally, the combined financial statements for GOM include allocations of costs for certain support functions (see Note 7). In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated and combined financial statements.

Our unaudited consolidated and combined financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated and combined financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated and combined financial statements should be read in conjunction with our audited consolidated and combined financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim period presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Conditions Affecting Ongoing Operations

The drilling market in the U.S. is strongly influenced by customer expectations of future natural gas prices. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs in lower natural gas price environments. Fleet utilization and dayrates in the U.S. Gulf of Mexico are also influenced by demand for natural gas, competing sources of natural gas (e.g., shale plays), competing capital for oil projects which are predominantly in areas other than the U.S. Gulf of Mexico shelf, access to capital for small and medium sized exploration and production companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes and the number and timing of rigs available for work in the U. S. Gulf of Mexico.

At the beginning of the second quarter, we had eight rigs contracted and believed that there were opportunities to contract our two available marketed rigs by the end of the quarter. On April 20, 2010, the Macondo well blowout occurred, resulting in the release of crude oil into the U.S. Gulf of Mexico prompting the U.S. Government to place into effect a moratorium on U.S. offshore drilling. On May 26, 2010, the moratorium on U.S. Gulf of Mexico drilling waters less than 500 feet deep was lifted; however, few new permits have been issued since that time. On June 8, 2010, the Minerals Management Service (“MMS”), now known as the Bureau of Ocean Energy Management (“BOEM”), issued a Notice to Lessees (“NTL”) NTL-05 outlining various new safety related regulations for offshore drilling operations. On June 18, 2010, a second NTL, NTL-06 was issued outlining additional information that must be submitted to supplement exploration and development plans. Shallow water drilling operations may be permitted as long as the terms of these new NTLs are met, although there is currently a delay in new drilling permits being issued. As a result of the delay in new permits, we have idled two rigs, cold stacked one rig and furloughed the respective crews, which results in the crews no longer receiving a salary, but continuing to receive benefits. Under the new regulatory scheme it is possible that our customers may experience further delays in obtaining permits. It is uncertain when our customers will be able to efficiently obtain permits. As of August 3, 2010, we had four rigs working, four rigs idle, and twelve rigs cold stacked. We are currently working with our customers in the U.S. Gulf of Mexico to help them comply with these new requirements. Additional regulatory requirements may be enacted by state and federal authorities in the future. Seahawk has been a part of and working with a coalition for shallow water energy security, meeting frequently with congressional leaders in Washington D.C. to discuss the current regulatory environment and potential future changes to the offshore drilling industry.

Our liquidity is primarily affected by three factors, (i) the utilization of our rigs, (ii) dayrates and (iii) our capital expenditures. Due to lower dayrates and rig utilization percentages than in recent history, the on-going effects of the well blowout and the resulting changes in the regulatory environment, if U.S. Gulf of Mexico rig utilization does not improve, then our cash on hand may not be adequate to continue our operations as currently conducted. This may require us to delay capital expenditures, further reduce costs, sell assets, and/or complete a financing to provide liquidity. We cannot provide any assurance that we will be able to complete any of these actions on commercially acceptable terms, or at all. This may result in insufficient liquidity to maintain our operations as currently conducted. During the six months ended June 30, 2010, we operated at a cash flow deficit. As of June 30, 2010, we had cash on hand of $47.9 million, a decrease of $30.4 million from December 31, 2009. If lower dayrates and rig utilization percentages continue and we are not able to make corresponding decreases in our expenditures, then we will operate at a cash flow deficit for the remainder of 2010.

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

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(In thousands)
Rigs and rig equipment	$511,584	$497,200
Other	1,807	2,931
Construction-in-progress	6,329	12,244

Property and equipment, cost	519,720	512,375
Accumulated depreciation and amortization	(71,861)	(47,000)

Property and equipment, net	$447,859	$465,375

In April 2010, we completed an upgrade project for one of our rigs extending its remaining useful life.

NOTE 3. SECURED REVOLVING CREDIT FACILITY

On August 4, 2009, we entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with a group of lenders (the “Lenders”) that matures September 30, 2011. The Revolving Credit Facility has an initial facility amount of up to $36.0 million (the “Commitment”), subject to availability and a borrowing base calculation, as defined in the Revolving Credit Facility. Up to 75% of the aggregate amount of the Commitment, or $27.0 million, is available to issue letters of credit denominated in U.S. dollars or Mexican Pesos, and up to $36.0 million of the Commitment is available for Company borrowings. Loans made under the Revolving Credit Facility may be used solely to fund rig reactivation capital expenditures and related working capital. In addition, letters of credit issued under the Revolving Credit Facility may be used by Seahawk for general corporate purposes, including the backstop of surety bonds. Letters of credit issued to backstop surety bonds related to the Mexico tax assessments (as disclosed in Note 6) are limited to 20% of the total Commitment amount. The Revolving Credit Facility is secured by 15 of our rigs and substantially all of our other assets, including our accounts receivables, spare parts and certain cash and cash equivalents. The net book value of the assets that secure the

Revolving Credit Facility is approximately $384.9 million. On March 1, 2010, we made a $6.4 million drawing from the Revolving Credit Facility, which was outstanding as of June 30, 2010. This $6.4 million is rolled over on a month-to-month basis and therefore is classified on our balance sheet as short term-debt. On March 26, 2010, a letter of credit for 31.0 million Mexican Pesos, approximately $2.5 million based on exchange rates on June 30, 2010, was issued on our behalf in favor of “Tesoreria de la Federacion” (Mexican Treasury) under our letter of credit sub limit within our Revolving Credit Facility. On June 30, 2010, based upon our borrowing base calculation, we had up to $27.1 million available to borrow under the Revolving Credit Facility.

Interest on the Revolving Credit Facility is calculated based on outstanding loans and letters of credit as well as commitment fees for any unused portion of the borrowing base. Amounts drawn on the Revolving Credit Facility bear interest at variable rates based on applicable LIBOR plus a 4.5% margin or the adjusted base rate, plus margin, as defined in the Revolving Credit Agreement. Seahawk pays a per annum letter of credit fee equal to the applicable LIBOR margin. As of June 30, 2010, the interest rate on our $6.4 million borrowings under the Revolving Credit Facility was approximately 4.9%, comprised of a LIBOR rate of approximately 0.4% plus the applicable margin of 4.50%. Commitment fees for the unused portion of the Revolving Credit Facility are 150 basis points per annum on the average daily unused portion of the borrowing base. For the six months ended June 30, 2010, Commitment fees paid for the unused portion of the borrowing base were $0.3 million.

The Revolving Credit Facility contains a number of covenants restricting, among other things, investments, payment of dividends, indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments and distributions in respect of capital stock and subordinated debt, capital expenditures, investments, loans and advances, transactions with affiliates, sale and leasebacks, changes in fiscal year, negative pledge clauses, changes in lines of business and speculative hedging. The Revolving Credit Facility also requires us to maintain certain minimum ratios with respect to our financial condition, including current assets to current liabilities, liquidation value of the collateralized rigs, tangible net worth and adjusted earnings before interest, taxes, depreciation and amortization to fixed charges. As of June 30, 2010, we are in compliance with our covenants.

NOTE 4. EARNINGS PER SHARE

The following tables reconcile the components of the basic and diluted earnings (loss) per share for the three months and six months ended June 30, 2010 and 2009 (in thousands, except per share information).

	Three Months Ended June 30,
	2010	2009
Income (loss) from continuing operations	$(19,769)	$(8,847)

Weighted average shares of common stock outstanding - basic	11,865	11,584
Stock options	-	-
Restricted stock awards	-	-

Weighted average shares of common stock outstanding - diluted	11,865	11,584

Income from continuing operations per share
Basic and diluted	$(1.67)	$(0.76)

	Six Months Ended June 30,
	2010	2009
Income (loss) from continuing operations	$(42,105)	$4,221

Weighted average shares of common stock outstanding - basic	11,810	11,584
Stock options	-	-
Restricted stock awards	-	-

Weighted average shares of common stock outstanding - diluted	11,810	11,584

Income from continuing operations per share
Basic and diluted	$(3.57)	$0.36

The calculation of basic and diluted earnings per share and shares outstanding for all periods presented prior to the Spin-off Date is based on the number of shares of our common stock distributed on the Spin-off Date.

For the three and six months ended June 30, 2010, the dilutive effect of our 321,644 outstanding stock options and 685,862 outstanding restricted stock unit awards were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations and their effect would have been anti-dilutive.

NOTE 5. STOCK-BASED COMPENSATION

Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, other stock-based awards and cash awards to directors, officers and other key employees.

For the six months ended June 30, 2010, we granted approximately 338,580 restricted stock awards with a weighted average grant-date fair value per share of $17.79.

NOTE 6. INCOME TAXES

We estimate the full year tax rate and apply this rate to our year-to-date net income. In addition, we separately calculate the tax impact of unusual items, if any. For the three months ended June 30, 2010 and June 30, 2009, our consolidated and combined effective tax rates were 34.6% and 17.8%, respectively. The change in the effective tax rate is due to additional tax expense for the prior year period for an increase in an uncertain tax position which decreased the tax benefit of the loss from continuing operations before income tax.

For the six months ended June 30, 2010 and June 30, 2009, our consolidated and combined effective tax rates were 33.9% and 56.2%, respectively. The change in the effective tax rate is due to additional tax expense for the prior year period for an increase in an uncertain tax position which increased the tax expense on book income from continuing operations before income tax.

Mexico Tax Assessments

Since July 2006, we have received eight tax assessments from the Mexican government related to four of our entities which have no material operations or net assets as of June 30, 2010. Each assessment contests our right to claim certain deductions in our tax returns for the tax years 2001 through 2006.

We have contested the six assessments related to tax years 2001 through 2003 in the Mexican court system, including two assessments we contested in June 2010 after receiving unfavorable results from the administrative appeal to the Mexican tax authority in April 2010. For these six cases, the total contested amount is approximately 1,247 million Mexican Pesos, or approximately $97 million based on exchange rates on June 30, 2010, including penalty, interest and inflation adjustments. In November 2009, we received a favorable ruling for one contested case worth approximately $6 million in which the court ruled in our favor on the primary issue that is in dispute for all assessments in the Mexican court system. However, Mexican tax authorities have appealed the decision and under Mexican law, a single favorable ruling does not set precedent for any of our other contested cases.

We have contested the two assessments related to tax years 2004 and 2006 through administrative appeals to the Mexican tax authority. This includes a tax assessment for the 2006 tax year of approximately $4 million we received in April 2010 for which an administrative appeal was filed in July 2010. For these assessments, the total amount is approximately 542 million Mexican Pesos, or approximately $42 million based on exchange rates on June 30, 2010, including penalty, interest and inflation adjustments. We expect the Mexican tax authority to rule on the administrative appeal related to the tax year 2004 in the second half of 2010.

Under Mexican law, generally, we are required to provide suitable guarantee or collateral against contested tax liabilities when an assessment is contested in Mexican court in order to prevent such liabilities from being due and payable. However, we are not required to provide any guarantee or collateral when an assessment is under administrative appeal to the Mexican tax authority or until a revised tax assessment is received if the original assessment is fully void. If a suitable guarantee or collateral is not provided when due, the Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary. We believe that the Mexican tax authority does not have the authority to collect assets of subsidiaries that have not been assessed and that the corporate veil is respected under Mexican law. As of June 30, 2010, guarantees have been provided by all of our entities that are currently required to provide guarantees for their contested assessments in the Mexican court system. We will evaluate the consequence of not providing suitable guarantees or collateral as they become due in the future.

Pursuant to the tax sharing agreement between Seahawk and Pride that we entered into at the time of the spin-off, we are required to indemnify Pride for tax assessments from the Mexican government with respect to any tax years that ended on or before December 31, 2008. Pride has received tax assessments from the Mexican government related to two of its entities for the 2003 tax year. For these assessments, including penalty, interest, and inflation adjustments, the total amount is approximately 61 million Mexican Pesos, or approximately $5 million based on exchange rates on June 30, 2010.

We anticipate that the Mexican tax authorities will make additional assessments contesting similar deductions for other open tax years. If the tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be approximately $85 million as of June 30, 2010. We may decide to provide additional security to the extent additional assessments are contested, which may include our five rigs that are not collateralized under our revolving credit facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

NOTE 7. RELATED PARTY TRANSACTIONS

On and prior to the Spin-off Date, Seahawk had an extensive and ongoing related party relationship with Pride and its affiliates. Since the Spin-off Date neither Pride nor its affiliates has been considered a related party. The following summarizes our related party transactions with Pride for three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Operating expenses:
Direct charges from Pride affiliates	$10,563	$21,284
Allocated Pride Corporate expenses	$1,926	$5,968
General and administrative expenses:
Allocated Pride Corporate expenses	$4,813	$10,635

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

The following tables present selected information regard the results of our discontinued operations.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues	$809	$7,941

Income (loss) before taxes, excluding gain on disposal	(98)	(221)
Income tax (expense) benefit	36	77
Gain (loss) on disposal of assets, net of tax	378	3,236

Income from discontinued operations	$316	$3,092

NOTE 9. COMMITMENTS AND CONTINGENCIES

Loss of the Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $72 million for removal of the wreckage, not including any costs arising from damage to offshore structures owned or operated by third parties. As of June 30, 2010 we have a deferred gain of approximately $7.3 million which we will recognize once all insurance claims regarding the removal operations are finalized. As of June 30, 2010, total incurred costs were $48.4 million for the removal of the wreckage. Total insurance proceeds of $37.4 million have been received related to the removal of wreckage operation. The costs for the remaining removal of the wreckage are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance. In April 2010, we resumed removal of wreckage activities after suspending removal operations during the winter season. Pursuant to the Master Separation Agreement dated August 4, 2009 between the Company and Pride (the “Master Separation Agreement”), we requested that Pride fund $6.9 million in costs incurred for current removal operations during the three months ended June 30, 2010. In July 2010, the $6.9 million was paid by Pride. We anticipate requesting Pride to fund additional costs incurred related to the remaining removal operations during the life of the policy. All amounts paid by Pride will be reimbursed directly to Pride by insurance. Under the Master Separation Agreement, we remain as the primary obligor for the amounts owed. Removal operations are expected to be completed in the fourth quarter 2010.

In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Following the filing of our Limitation of Liability court action, three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico asserted that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. We have settled claims with two of owners of facilities for a total of $19.6 million in the aggregate during the second quarter, which was fully reimbursed by insurance. We are in the process of defending against the claims of the remaining owner, whose claims are estimated to be $56.0 million. A dispositive motion against the non-owner claimant is pending in court. Other pieces of the rig may have also caused damage to certain other offshore structures. Based on the information available to us at this time, we do not expect the outcome of the remaining claim to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

Pride’s Foreign Corrupt Practices Act Investigation

The Audit Committee of Pride’s Board of Directors, through independent outside counsel, has undertaken an investigation of potential violations of the United States Foreign Corrupt Practices Act (“FCPA”) in several of Pride’s international operations. With respect to the Mexico operations included in these consolidated and combined financial statements, this investigation has found evidence suggesting that payments, which may violate the FCPA, were made to government officials in Mexico aggregating less than $150,000. The evidence to date regarding these payments suggests that payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico. Pride has voluntarily disclosed information found in the investigation to the Department of Justice (“DOJ”) and the SEC. We have been informed by Pride that it is continuing to cooperate with these authorities as the investigation and FCPA compliance reviews continue. However, we are not a party to nor are we involved in any of the discussions with the DOJ or the SEC.

Pride has announced that it has accrued $56.2 million related to a potential resolution with the DOJ and the SEC. However, despite this announcement we still do not have sufficient information to predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable governmental authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated and combined financial statements or on our business. Pursuant to the Master Separation Agreement, we are responsible for any liabilities, costs or expenses related to, arising out of, or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our operations in Mexico (subject to certain exceptions) except that our responsibility for fines, penalties or profit disgorgement payable to the United States government will not exceed $1 million. We recognized an indemnity obligation to Pride of approximately $0.3 million. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for the Company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

We could also face fines, sanctions, and other penalties from authorities in Mexico, including prohibition of our participating in, or curtailment of, business operations and/or the seizure of rigs or other assets. Our customers in Mexico could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees, and to access the capital markets.

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

NOTE 10. SEGMENT AND ENTERPRISE-RELATED INFORMATION

We provide offshore contract drilling services to oil and gas exploration and production companies in the Gulf of Mexico. We manage and measure our performance based upon the geographic location of where the services are performed. We have two reportable segments consisting of our geographic locations, United States and Mexico. We have a non-reportable Corporate segment that provides general and administrative services including, tax, accounting, supply chain management, fleet maintenance, and general management to our operating segments.

For more information regarding how we determine our segments see Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated and Combined Financial Statements – Note 2 of our annual report on Form 10-K for the year ended December 31, 2009. We evaluate the performance of our business units based on earnings from operations. Summarized financial information by segment is shown in the following table for the three and six months ended June 30, 2010 and 2009:

	United States	Mexico	Corporate	Total
	(In thousands)
Three Months Ended June 30, 2010
Revenues	$21,983	$38	$-	$22,021
Earnings (loss) from operations	(19,739)	275	(9,979)	(29,443)
Total long-lived assets	444,522	1,191	2,146	447,859
Total assets	510,160	12,159	42,631	564,950
Capital expenditures	3,188	-	1,133	4,321
Depreciation and amortization	12,640	140	27	12,807

Three Months Ended June 30, 2009
Revenues	$17,727	$58,817	$-	$76,544
Earnings (loss) from operations	(14,492)	7,818	(4,813)	(11,487)
Total long-lived assets	265,472	330,656	-	596,128
Total assets	337,883	385,904	18,059	741,846
Capital expenditures	6,355	2,376	-	8,731
Depreciation and amortization	5,681	10,622	-	16,303

	United States	Mexico	Corporate	Total
	(In thousands)
Six Months Ended June 30, 2010
Revenues	$40,380	$6,914	$-	$47,294
Earnings (loss) from operations	(35,706)	(4,561)	(22,111)	(62,378)
Total long-lived assets	444,522	1,191	2,146	447,859
Total assets	510,160	12,159	42,631	564,950
Capital expenditures	7,003	-	1,308	8,311
Depreciation and amortization	24,962	1,436	53	26,451

Six Months Ended June 30, 2009
Revenues	$58,691	$133,525	$-	$192,216
Earnings (loss) from operations	(15,677)	34,560	(10,634)	8,249
Total long-lived assets	265,472	330,656	-	596,128
Total assets	337,883	385,904	18,059	741,846
Capital expenditures	12,414	3,976	-	16,390
Depreciation and amortization	11,135	20,701	-	31,836

NOTE 11. OTHER SUPPLEMENTAL INFORMATION

Prepaid expenses and other current assets consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In thousands)
Deferred mobilization and inspection costs	$1,212	$1,782
Deferred financing costs	250	238
Prepaid expenses	3,933	6,447
Insurance receivables	36,467	36,293
Other	438	5,473

Total	$42,300	$50,233

Accrued expenses and other current liabilities consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In thousands)
Deferred revenue	$1,271	$121
Salvage costs	31,116	33,079
Taxes other than income	624	1,649
Payroll and benefits	2,057	2,194
Deferred gain	7,303	7,303
Other accrued expenses	12,556	15,204

Total	$54,927	$59,550

Supplemental cash flows and non-cash transactions were as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash paid during the year for:
Income taxes - U.S., net	$116	$-
Income taxes - foreign, net	1,279	16,684
Change in capital expenditures in accounts payable	532	818

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated and combined financial condition and results of operations should be read in conjunction with the accompanying unaudited financial statements and notes included elsewhere herein and our annual report on Form 10-K for the fiscal year ended December 31, 2009. The information included herein and therein is essential to understanding the following discussion and analysis. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere herein and in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009. See “ Forward-Looking Statements” herein. Unless the context requires otherwise or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our,” “ours,” “us,” “Company” and “Seahawk” refer to Seahawk Drilling, Inc. The financial information for periods prior to our separation from Pride referred to below reflects the effects of, among other things, certain assets and operations retained by Pride and that are not held by Seahawk after its separation from Pride.

The Company

We operate a jackup rig business that provides contract drilling services to the oil and natural gas exploration and production industry in the Gulf of Mexico. Our fleet of mobile offshore drilling rigs consists of 20 jackup rigs that are capable of operating in maximum water depths of up to 300 feet and drilling to depths of up to 25,000 feet. We have one of the largest fleets of jackup rigs located in the Gulf of Mexico. We contract with our customers on a dayrate basis to provide rigs and drilling crews, and we are responsible for the payment of operating and maintenance expenses. Our customers primarily consist of various oil and natural gas producers and drilling service providers.

Separation from Pride

On August 4, 2009, the Board of Directors of Pride approved a plan to separate Pride into two independent, publicly traded companies. The separation occurred through the distribution to Pride stockholders of all of the shares of common stock of Seahawk that Pride held directly or indirectly. Seahawk obtained from Pride the assets and liabilities of Pride’s 20 mat-supported jackup rig business. Prior to the spin-off, we were a wholly-owned subsidiary of Pride. After the spin-off, Seahawk is an independent company and Pride retained no interest in our shares.

Following the spin-off we entered into a transition service agreement with Pride. Substantially all services under this agreement were terminated by December 31, 2009. For the six months ended June 30, 2010, we incurred minimal fees for services provided by Pride under the transition services agreement.

Mexico Operations

There are regulatory and financial uncertainties regarding Pemex Exploración y Producción (“PEMEX”) drilling programs and production budget. Additionally, PEMEX has not entered into any new contracts that permit the use of a mat-supported jackup rig since late 2007. The Seahawk 3000 completed its contract with PEMEX in February 2010. This has resulted in a number of rigs, including ours, to be unable to secure follow-on work and contracts, leading us to move our rigs from Mexico to the U.S. Gulf of Mexico. While we believe our rigs are well-suited for Mexico, with 13 of our rigs working there during the last several years, we are uncertain when we will have another opportunity to bid our rigs for work in Mexico. We have scaled down our shore-based operations to reflect our current level of activity. In the first quarter of 2010, we recorded approximately $0.7 million in costs for severance, elimination of excess facility and infrastructure costs, and other statutory charges. We continue to maintain a small shore-based operation in Mexico that should be sufficient to commence operations if the opportunity arises.

Our Rig Fleet

The following table contains information regarding our rig fleet as of August 3, 2010. All of our rigs are mat-supported jackup rigs and are located in the U.S. Gulf of Mexico.

Seahawk Rig Name	Type	Built/ Upgraded	Water Depth Rating	Drilling Depth Rating (In Feet)	Contract Status
U.S. Marketed
Seahawk 2602	Cantilever	1982	250	20,000	August 2010
Seahawk 2601	Cantilever	1976/1999	250	25,000	September 2010 *
Seahawk 2600	Cantilever	1982/2002	250	20,000	Available
Seahawk 2505	Slot	1975/2002	250	20,000	Available
Seahawk 2504	Slot	1975/2002	250	20,000	Available
Seahawk 2007	Cantilever	1982	200	20,000	October 2010 *
Seahawk 2004	Cantilever	1981/2002	200	20,000	September 2010
Seahawk 2001	Cantilever	1982	200	20,000	Available
U.S. Cold Stacked
Seahawk 3000	Cantilever	1974/1999	300	25,000	Shipyard
Seahawk 2502	Slot	1981/1995	250	20,000	N/A
Seahawk 2501	Slot	1975/2002	250	20,000	N/A
Seahawk 2500	Slot	1981/1996	250	20,000	N/A
Seahawk 2503	Slot	1981/2002	250	20,000	N/A
Seahawk 2006	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2005	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2003	Cantilever	1981	200	20,000	N/A
Seahawk 2008	Cantilever	1980/2002	200	20,000	N/A
Seahawk 2002	Cantilever	1982	200	20,000	N/A
Seahawk 2000	Cantilever	1982	200	20,000	N/A
Seahawk 800	Cantilever	1978/2002	80	15,000	N/A
*	Pending permits

Our Business

The shallow water drilling market in the U.S. Gulf of Mexico is strongly influenced by expectations of future natural gas prices. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs in lower natural gas price environments. Fleet utilization and dayrates in the U.S. Gulf of Mexico are also influenced by demand for natural gas, competing sources of natural gas (e.g., shale plays), competing capital for oil projects (which are predominantly in areas other than the U.S. Gulf of Mexico shelf), access to capital for small and medium sized exploration and development companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes and the number and timing of rigs available to work in the U.S. Gulf of Mexico.

Lower crude oil and natural gas prices coupled with a contraction of the credit markets generally had an extremely negative impact on offshore drilling activity in the U. S. in 2009. The decline in U.S. jackup activity in 2009 was one of the sharpest downturns in over 30 years. In response to the significant downturn in demand for our drilling services, we cold stacked a total of 10 rigs in 2009 and took steps to aggressively manage our cash costs to minimize losses by reducing our daily cash rig costs, shore-based support costs and corporate overhead. Our last rig in Mexico returned to the U.S. in February 2010 and we reduced our Mexico shore-based costs. In March 2010, we completed the sale of our 10 cementing units and we continue to consider opportunities to sell other assets.

Market conditions during the first quarter of 2010 showed signs of improvement including that exploration and production budgets were estimated to increase above 2009 levels. At the beginning of the second quarter, we had eight rigs contracted and believed that there were opportunities to contract our two available marketed rigs by the end of the quarter. On April 20, 2010, the Macondo well blowout occurred, resulting in the release of crude oil into the U.S. Gulf of Mexico prompting the U.S. Government to place into effect a moratorium on U.S. offshore drilling. On May 26, 2010, the moratorium on U.S. Gulf of Mexico drilling waters less than 500 feet deep was lifted; however, few new permits have been issued since that time. On June 8, 2010, the MMS, now known as the BOEM, issued an NTL, NTL-05 outlining various new safety related regulations for offshore drilling operations. On June 18, 2010, a second NTL, NTL-06 was issued outlining additional information that must be submitted to supplement exploration and development plans. Shallow water drilling operations may be permitted as long as the terms of these new NTLs are met, although there is currently a delay in new drilling permits being issued. As a result of the delay in new permits, we have idled two rigs, cold stacked one rig and furloughed the respective crews. We are currently working with our customers in the U.S. Gulf of Mexico to help them comply with these new requirements. Additional regulatory and/or legislative requirements may be enacted in the future by state and federal authorities. Many of our customers are smaller, independent companies that may be more vulnerable to the adverse impacts of these proposed regulations and/or legislative requirements and their ability to conduct business in the U.S. Gulf of Mexico may therefore be more adversely affected than larger more diversified exploration and production companies. Seahawk has been a part of and working with the Shallow Water Energy Security Coalition, meeting frequently with congressional leaders in Washington D.C. to discuss the current regulatory environment and potential future changes to the offshore drilling industry.

Under the new regulatory scheme it is possible that our customers may experience further delays in obtaining permits. It is uncertain when our customers will be able to efficiently obtain permits. As of August 3, 2010, we had four rigs working, four rigs idle, and twelve rigs cold stacked. We believe it is likely that utilization of our rigs will be adversely affected for at least the remainder of 2010 due to an inability to secure new contracts while our customers await new regulatory approval of new drilling permits.

As of August 3, 2010, there were 41 jackup rigs under construction worldwide and 13 on order that are scheduled to enter the international market. Given the current difficult U.S. permit conditions and challenges with obtaining windstorm damage insurance for rigs operating in the Gulf of Mexico, we do not expect any of these rigs to mobilize to the U.S. in the near future.

We are cautiously optimistic that the U. S. jackup market will improve once the new permitting rules are well understood and there is no delay in the issuing of drilling permits. In addition to the rigs we have contracted, we have four additional rigs that are being marketed. Moreover, several of our stacked rigs can be reactivated on relatively short notice and with minimal capital investment. We intend to take a disciplined approach to reactivating stacked rigs when market economics justify such opportunities.

Insurance

Our operations are subject to hazards inherent to the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Our drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. We renewed our marine package policy effective July 1, 2010 at a slight increase over prior year. Our marine package policy provides insurance coverage for physical damage to our rigs and other loss events; however, our rigs operating in the U.S. Gulf of Mexico do not have coverage for physical damage due to named windstorms. This insurance policy has a $10 million per-occurrence deductible for non-windstorm events. We carry excess liability for third party claims against us, including those that could arise as a result of named wind storms. Other deductibles may apply depending on the nature and circumstances of the liability. We also maintain insurance coverage for cargo, non-owned aviation, personal injury and similar liabilities. Those policies have significantly lower deductibles than the marine package policy.

Mexico Tax Assessments

Since July 2006, we have received eight tax assessments from the Mexican government related to four of our entities which have no material operations or net assets as of June 30, 2010. Each assessment contests our right to claim certain deductions in our tax returns for the tax years 2001 through 2006.

We have contested the six assessments related to tax years 2001 through 2003 in the Mexican court system, including two assessments we contested in June 2010 after receiving unfavorable results from the administrative appeal to the Mexican tax authority in April 2010. For these six cases, the total contested amount is approximately 1,247 million Mexican Pesos, or approximately $97 million based on exchange rates on June 30, 2010, including penalty, interest and inflation adjustments. In November 2009, we received a favorable ruling for one contested case worth approximately $6 million in which the court ruled in our favor on the primary issue that is in dispute for all assessments in the Mexican court system. However, Mexican tax authorities have appealed the decision and under Mexican law, a single favorable ruling does not set precedent for any of our other contested cases.

We have contested the two assessments related to tax years 2004 and 2006 through administrative appeals to the Mexican tax authority. This includes a tax assessment for the 2006 tax year of approximately $4 million we received in April 2010 for which an administrative appeal was filed in July 2010. For these assessments, the total amount is approximately 542 million Mexican Pesos, or approximately $42 million based on exchange rates on June 30, 2010, including penalty, interest and inflation adjustments. We expect the Mexican tax authority to rule on the administrative appeal related to the tax year 2004 in the second half of 2010.

Under Mexican law, generally, we are required to provide suitable guarantee or collateral against contested tax liabilities when an assessment is contested in Mexican court in order to prevent such liabilities from being due and payable. However, we are not required to provide any guarantee or collateral when an assessment is under administrative appeal to the Mexican tax authority or until a revised tax assessment is received if the original assessment is fully void. If a suitable guarantee or collateral is not provided when due, the Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary. We believe that the Mexican tax authority does not have the authority to collect assets of subsidiaries that have not been assessed and that the corporate veil is respected under Mexican law. As of June 30, 2010, guarantees have been provided by all of our entities that are currently required to provide guarantees for their contested assessments in the Mexican court system. We will evaluate the consequence of not providing suitable guarantees or collateral as they become due in the future.

Pursuant to the tax sharing agreement between Seahawk and Pride that we entered into at the time of the spin-off, we are required to indemnify Pride for tax assessments from the Mexican government with respect to any tax years that ended on or before December 31, 2008. Pride has received tax assessments from the Mexican government related to two of its entities for the 2003 tax year. For these assessments, including penalty, interest, and inflation adjustments, the total amount is approximately 61 million Mexican Pesos, or approximately $5 million based on exchange rates on June 30, 2010.

We anticipate that the Mexican tax authorities will make additional assessments contesting similar deductions for other open tax years. If the tax authorities were to apply a similar methodology on the primary issue in the dispute to remaining open tax years, the total amount of incremental future tax assessments is estimated to be approximately $85 million as of June 30, 2010. We may decide to provide additional security to the extent additional assessments are contested, which may include our five rigs that are not collateralized under our revolving credit facility or other forms of security permissible by the Mexican tax authority. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

Loss of the Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $72 million for removal of the wreckage, not including any costs arising from damage to offshore structures owned or operated by third parties. As of June 30, 2010 we have a deferred gain of approximately $7.3 million which we will recognize once all insurance claims regarding the removal operations are finalized. As of June 30, 2010, total incurred costs were $48.4 million for the removal of the wreckage. Total insurance proceeds of $37.4 million have been received related to the removal of wreckage operation. The costs for the remaining removal of the are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance. In April 2010, we resumed removal of wreckage activities after suspending removal operations during the winter season. Pursuant to the Master Separation Agreement, we requested that Pride fund $6.9 million in costs incurred for current removal operations during the three months ended June 30, 2010. In July 2010, the $6.9 million was paid by Pride. We anticipate requesting Pride to fund additional costs incurred related to the remaining removal operations during the life of the project. All amounts paid by Pride will be reimbursed directly by insurance. Under the Master Separation Agreement, we remain as the primary obligor for the amounts owed. Removal operations are expected to be completed in the fourth quarter 2010.

In October 2008, we filed a complaint in United States Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Following the filing of our Limitation of Liability court action, three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico asserted that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. We have settled claims with two of owners of facilities for a total of $19.6 million in the aggregate during the second quarter. We are in the process of defending against the claims of the remaining owner, whose claims are estimated to be $56.0 million. A dispositive motion against the non-owner claimant is pending in court. Other pieces of the rig may have also caused damage to certain other offshore structures. Based on the information available to us at this time, we do not expect the outcome of these claims to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these claims. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

Backlog

The shallow water U.S. Gulf of Mexico is a mature offshore basin where drilling activity is typically conducted by small, independent exploration and production companies that are heavily influenced by the price of natural gas. As of June 30, 2010, we had approximately 18% of our marketed jackup rig days contracted for the remainder of 2010. Our contract drilling backlog as of June 30, 2010 totaled approximately $12.2 million compared to $14.8 million at December 31, 2009 for future revenues and firm commitments. In August 2010, we signed a contract commencing in the fourth quarter of 2010 for the Seahawk 3000, which added approximately $9 million of additional drilling backlog. We calculate our backlog, or future contracted revenue for our fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various reasons, including, but not limited to, unscheduled repairs, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

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

On and prior to the Spin-off Date, our combined financial information was prepared using Pride’s historical basis in the assets and liabilities of GOM and the historical results of operations relating to GOM, which include the operations retained by Pride. The combined financial statements of GOM have been prepared from the separate records maintained by Pride and may not necessarily be indicative of the conditions that would have existed or the results of operations if Seahawk had operated as a stand-alone entity.

We have two reportable segments consisting of our geographic regions, U.S. and Mexico, and we have a non-reporting Corporate segment that provides general and administrative services to our operating segments.

Consolidated and Combined Operations

The following table presents selected consolidated and combined financial and operational information for our continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$22,021	$76,544	47,294	$192,216
Costs and expenses:
Operating costs, excluding depreciation and amortization	28,671	66,803	63,370	141,255
Depreciation and amortization	12,807	16,303	26,451	31,836
General and administrative, excluding depreciation and amortization	9,952	4,813	22,061	10,635
Loss on sales of assets, net	34	112	(2,210)	241

Earnings (loss) from operations	(29,443)	(11,487)	(62,378)	8,249
Interest expense	(196)	(4)	(341)	(11)
Other income (expense), net	(571)	724	(1,021)	1,402

Income (loss) before income taxes	(30,210)	(10,767)	(63,740)	9,640
Income tax expense (benefit)	(10,441)	(1,920)	(21,635)	5,419

Income (loss) from continuing operations, net of tax	$(19,769)	$(8,847)	$(42,105)	$4,221

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues decreased $54.5 million for the three months ended June 30, 2010, compared to the same period in 2009. Revenues for the three months ended June 30, 2009 included $16.9 million attributable to rigs retained by Pride. The remaining decrease of $37.6 million is primarily attributable to PEMEX not renewing contracts for our rigs, and a significant decline in average daily revenues in the U.S. of $30,200, or 45%, due to lower day rates across the fleet. In addition, second quarter 2010 was effected by the well blowout, drilling moratorium and uncertainty regarding U.S. governmental regulations and the delay our customers are experiencing in obtaining permits.

Operating costs decreased $38.1 million, or 57%, for the three months ended June 30, 2010 compared to the same period in 2009. Operating costs associated with the rigs retained by Pride for the three months ended June 30, 2009 were $9.6 million. The remaining decrease is primarily due to the reduction of operating costs in 2010 due to the overall decline in the number of marketed rigs in Mexico. Offsetting the decrease was $5.4 million related to the operating costs of certain rigs that returned to work during the first quarter of 2010 in the U.S. Gulf of Mexico, and $3.3 million repair and reactivation costs for the Seahawk 3000.

General and administrative expenses increased $5.1 million, or 107% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in these costs was the result of our operating as an independent company for the three months ended June 30, 2010 as compared to the same period of 2009 when our costs were allocated by Pride based on our relative activity level to Pride’s overall operations. Contributing to our costs for the three months ended June 30, 2010 was stock compensation expense of $2.8 million and $2.9 million in consulting and professional fees, which includes expenses related to ERP implementation, first year compliance with Sarbanes Oxley, auditing, and legal fees.

Interest expense for the three months ended June 30, 2010 increased $0.2 million compared to the same period in 2009, due to expenses related to the credit facility incurred in 2010.

Other income (expense), net decreased $1.3 million for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to a $0.8 million decrease in the foreign exchange gain for our Mexico operations, combined with $0.4 million for other expenses related to the credit facility and tax bonds incurred in 2010.

Income tax benefit was $10.4 million on loss before income tax of $30.2 million for the three months ended June 30, 2010 compared to a benefit of $1.9 million on loss before income tax expense of $10.8 million for the three months ended June 30, 2009. The effective tax rate changed to 35% in the current period from 18% in the same period in 2009. The change in the effective tax rate is due to additional tax expense for the prior year period for an increase in an uncertain tax position which decreased the tax benefit of the loss from continuing operations before income tax.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Consolidated and combined revenues decreased $144.9 million for the six months ended June 30, 2010 compared to the same period in 2009. Revenues for the six months ended June 30, 2009 included $42.6 million attributable to rigs retained by Pride. The remaining decrease of $102.3 million is primarily attributable to PEMEX not renewing contracts for our rigs which accounted for approximately $84.0 million of the decrease in revenues, and a significant decline in average daily revenues in the U.S. of $41,600, or 52%, due to lower day rates across the fleet. In addition, the uncertainty regarding U.S. governmental regulations and the inability of our customers to obtain permits also contributed to the decrease.

Operating costs decreased $77.9 million, or 55% for the six months ended June 30, 2010 compared to the same period in 2009. Operating costs associated with the rigs retained by Pride for the six months ended June 30, 2009 were $17.4 million. The remaining decrease is primarily due to the reduction of operating costs in 2010 due to the overall decline in the number of marketed rigs in Mexico. Offsetting the decrease were $7.3 million of costs related to the reactivation and operation of certain rigs that returned to work in the U.S. Gulf of Mexico during 2010, and $3.3 million of repair and reactivation costs for the Seahawk 3000.

General and administrative expenses increased $11.4 million, or 107%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in these costs was the result of our operating as an independent company for the six months ended June 30, 2010 as compared to the same period of 2009 when our costs were allocated by Pride based on our relative activity level to Pride’s overall operations. As our operating costs declined in 2009 as compared to prior years our corporate overhead allocation also decreased. Contributing to our cost for the six months ended June 30, 2010 was stock compensation expense of $5.1 million and $6.7 million in consulting and professional fees, which includes expenses related to ERP implementation, first year compliance with Sarbanes Oxley, auditing, and legal fees.

Interest expense for the six months ended June 30, 2010 increased $0.3 million compared to the same period in 2009, due to expenses related to the credit facility incurred in 2010.

Other income (expense), net for the six months ended June 30, 2010, decreased by $2.4 million compared to the same period in 2009, primarily due a $1.5 million decrease in the foreign exchange gain for our Mexico operations, combined with $0.8 million for other expenses related to the credit facility and tax bonds incurred in 2010.

Income tax benefit was $21.6 million on loss before income tax of $63.7 million for the six months ended June 30, 2010 compared to expense of $5.4 million on income before income tax expense of $9.6 million for the six months ended June 30, 2009. The effective tax rate changed to a tax benefit of 34% in the current period from expense of 56% compared to the same period in 2009. The change in the effective tax rate is due to additional tax expense for the prior year period for an increase in an uncertain tax position which increased the tax expense on book income from continuing operations before income tax.

The following tables present selected consolidated and combined financial and operational information for our continuing operations for each reporting segment:

United States

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$21,983	$17,727	$40,380	$58,691

Costs and expenses:
Operating costs, excluding depreciation and amortization	29,105	26,537	52,888	63,232
Depreciation and amortization	12,640	5,681	24,962	11,135
General and administrative excluding depreciation and amortization	-		6
(Gain) loss on sales of assets, net	(23)	1	(1,770)	1

	41,722	32,219	76,086	74,368

Earnings (loss) from operations	$(19,739)	$(14,492)	$(35,706)	$(15,677)

Operating days	593	263	1,035	728
Available days	1,820	1,274	3,527	2,534
Utilization	33%	21%	29%	29%
Average daily revenues	$37,100	$67,300	$39,000	$80,600
Marketed utilization 1	81%	41%	71%	45%

1	Operating days divided by marketed days for the period.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues increased $4.3 million for the three months ended June 30, 2010 compared to the same period in 2009. The increase in revenues is primarily due to a 125% increase in the operating days. Dayrates declined and utilization remained low for the three months ended June 30, 2010 for our rigs due to the continued credit crisis and U.S. economic recession that resulted in sharply lower demand for drilling services. In April 2010, a deepwater rig sank off the coast of Louisiana resulting in a significant well blowout. As a result of this event, the government instituted additional regulatory oversight and control provisions with respect to offshore drilling. While the current government mandated moratorium does not apply to shallow water drilling, many of our customers have experienced significant delays in and rejection of their permit applications. The delay in permits has also contributed to the decline in utilization.

Operating costs increased $2.6 million, or 10%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Operating costs for the three months ended June 30, 2010 increased primarily due to $5.4 million of operating costs related to certain rigs that returned to work during the quarter and $3.3 million of repair and idle costs for the Seahawk 3000. Operating costs in 2009 included $1.4 million in expenses related to laying off rig personnel. Operating costs as a percentage of revenues were 132% and 150% for the three months ended June 30, 2010 and 2009, respectively. Shore-based costs made up $1.5 million and $3.6 million of operating expenses for the three months ended June 30, 2010 and 2009, respectively.

Depreciation and amortization increased $7.0 million, or 122%, for the three months ended June 30, 2010 compared to the same period in 2009 due to the relocation of drilling rigs from Mexico to the U.S, partially offset by the extension of the useful life of one of our rigs due to the upgrade project completed in April 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues decreased $18.3 million for the six months ended June 30, 2010 compared to the same period in 2009. The decrease in revenues is primarily due to a $41,600, or 52%, decline in average day rate. Dayrates declined and utilization remains low for our rigs due to the continued credit crisis and U.S. economic recession that resulted in sharply lower demand for drilling services. In addition, second quarter 2010 was effected by the well blowout, drilling moratorium and uncertainty regarding U.S. governmental regulations and the inability of our customers to obtain permits services has also contributed to the decline in utilization.

Operating costs decreased $10.3 million, or 16%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Operating costs for the six months ended June 30, 2010 were reduced as a result of the aforementioned activity reduction resulting from weak demand for drilling services; partially offsetting this decrease are the costs to maintain stacked rigs, $7.3 million of reactivation and operating costs related to certain rigs returning to work and preparing to return to work and $3.3 million of repair and reactivation costs for the Seahawk 3000. Operating costs in 2009 included $1.4 million in expenses related to laying off rig personnel. Operating costs as a percentage of revenues were 131% and 108% for the six months ended June 30, 2010 and 2009, respectively. Shore-based costs made up $3.4 million and $10.1 million of operating expenses for the six months ended June 30, 2010 and 2009, respectively.

Depreciation and amortization increased $13.8 million, or 124%, for the six months ended June 30, 2010 compared to the same period in 2009 due to the relocation of drilling rigs from Mexico to the U.S.

The increase in the (gain) loss on sale of assets of $1.8 million for the six months ended June 30, 2010 compared to the same period in 2009 is primarily attributable to the sale of our cementing units and other assets sold during the first quarter of 2010.

Mexico

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$38	$58,817	$6,914	$133,525

Costs and expenses:
Operating costs, excluding depreciation and amortization	(434)	40,265	10,479	78,024
Depreciation and amortization	140	10,622	1,436	20,701
(Gain) loss on sales of assets, net	57	112	(440)	240

	(237)	50,999	11,475	98,965

Earnings (loss) from operations	$275	$7,818	$(4,561)	$34,560

Mexico Owned Rigs
Operating days	-	372	33	810
Available days	-	546	93	1,086
Utilization	0%	68%	35%	75%
Average daily revenues	$-	$102,300	$61,000	$107,500
Marketed utilization 1	0%	56%	35%	57%

Mexico Managed Rigs
Operating days	-	206	-	376
Available days	-	256	-	436
Utilization	0%	80%	0%	86%
Average daily revenues	$-	$100,400	$-	$123,300
Marketed utilization 1	0%	80%	0%	86%

1	Operating days divided by marketed days for the period.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues decreased $58.8 million, or 100%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Revenues associated with the rigs retained by Pride for the three months ended June 30, 2009 were $16.9 million. The remaining decrease of $41.9 million is attributable to the completion of contracts with PEMEX that were not renewed. As of February 2010, we have no rigs earning dayrates in Mexico.

Operating costs decreased by $40.7 million, or 101%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to the reduction of operating costs in 2010 due to the overall decline in the number of marketed rigs in Mexico as well as the absence of costs related to the rigs retained by Pride. Included in the decrease is a credit of $0.5 million recorded in the second quarter of 2010 for the release of a contingent liability that was favorably resolved during the period. For the three months ended June 30, 2009, the operating costs related to the rigs retained by Pride was $9.6 million. Shore-based costs made up $0.3 million and $8.6 million of operating expenses for the three months ended June 30, 2010 and 2009, respectively.

Depreciation and amortization decreased by $10.5 million for the three months ended June 30, 2010, which was due to the relocation of drilling rigs from Mexico to the U.S. Depreciation charges attributable to the Pride Tennessee and Pride Wisconsin totaled $1.3 million during the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues decreased $126.6 million, or 95%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Revenues associated with the rigs retained by Pride for the six months ended June 30, 2009 were $42.6 million. The remaining decrease of $84.0 million is attributable to the completion of contracts with PEMEX that were not renewed. As of February 2010, we have no rigs earning dayrates in Mexico.

Operating costs decreased by $67.5 million, or 87%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to the reduction of operating costs in 2010 due to the overall decline in rigs as well as the absence of costs related to the rigs retained by Pride. For the six months ended June 30, 2009, the operating costs related to the rigs retained by Pride was $17.4 million. Operating costs as a percentage of revenues were 152% and 58% for the six months ended June 30, 2010 and 2009, respectively, as average daily revenues declined. Shore-based costs made up $3.4 million and $16.4 million of operating expenses for the six months ended June 30, 2010 and 2009, respectively. As part of our downsizing of our shore-based operations in Mexico, we recorded expenses of $0.7 million in 2010 related to the termination of personnel, consolidation of facilities and other statutory costs.

Depreciation and amortization decreased by $19.3 million for the six months ended June 30, 2010 compared to the same period in 2009, which was due to the relocation of drilling rigs from Mexico to the United States. Depreciation charges attributable to the Pride Tennessee and Pride Wisconsin totaled $2.7 million during the six months ended June 30, 2009.

The increase in the (gain) loss on sale of assets of $0.7 million for the six months ended June 30, 2010 compared to the same period in 2009 is primarily attributable to the sale of our cementing units and other assets sold during the first quarter.

Liquidity and Capital Resources

We require capital to fund our ongoing operations and potential growth initiatives, including acquisitions. Our cash on hand as of June 30, 2010 of $47.9 million may not be sufficient to meet our working capital, operating cash and capital expenditure requirements for the 2010 fiscal year. Based on current activity levels, we anticipate that we will not generate positive cash flow from operations during 2010. As of June 30, 2010, our net balance due to Pride was approximately $13.1 million.

We are responsible for the removal operation of the Pride Wyoming and have estimated the total cost of removal to be approximately $72 million, which we believe will be fully reimbursed by Pride’s insurance, under which we are a named insured for this claim. As of June 30, 2010, total costs incurred were $48.4 million for the removal of the wreckage, of which $6.9 million were funded by Pride during the three months ended June 30, 2010. Total insurance proceeds of $37.4 million have been received related to the wreckage operation. Those remaining costs for removal of the wreckage are expected to be covered by Pride’s insurance. We will be responsible for any costs not covered by Pride’s insurance. We anticipate requesting Pride to fund additional costs incurred related to the remaining removal operations during the life of the project. While Pride will be directly reimbursed for the amount paid by insurance, we remain as the primary obligator for the amounts owed. Removal operations are expected to be completed in late September 2010 or early fourth quarter 2010.

We have a two-year, $36 million Revolving Credit Facility, as amended (the “Revolving Credit Facility”). We currently have $6.4 million of borrowings outstanding under the Revolving Credit Facility and a letter of credit for 31.0 million Mexican Pesos, or approximately $2.5 million as of June 30, 2010, issued under the letter of credit sublimit within the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may only be used to fund reactivation capital expenditures and related working capital and letters of credit subject to specified sublimits, for Mexican tax assessments. Availability under the Revolving Credit Facility is subject to a borrowing base, which is generally determined by reference to the orderly liquidation value of the fifteen collateralized rigs and specified percentages of certain accounts receivable. On June 30, 2010, based upon our borrowing base calculation, we had $27.1 million available under the Revolving Credit Facility. The Revolving Credit Facility matures on September 30, 2011.

We may elect that borrowings bear interest at an annual rate of either the Adjusted Base Rate in effect from time to time plus a margin of 3.5%, or the LIBOR rate as defined in the Revolving Credit Agreement plus a margin of 4.5%. The “Adjusted Base Rate” is a fluctuating rate equal to the highest of the prime rate, one-month LIBOR plus 1.5%, or the Federal Funds Rate plus 1.5%. As of June 30, 2010, the interest rate on our $6.4 million borrowing under the Revolving Credit Facility was approximately 4.9%, comprised of a LIBOR rate of approximately 0.4% plus applicable margin of 4.50%.

The Revolving Credit Facility also includes a commitment fee of 1.5% per annum on the average daily unused portion. Letter of credit fees accrue at a rate of 4.5% per annum on the aggregate face amount of outstanding letters of credit, plus a fronting fee of 0.25% per annum for the issuing lender. The available but unused portion of the Revolving Credit Facility is an add back for purposes of compliance with our working capital covenant.

Our liquidity is primarily affected by three factors, (i) the utilization of our rigs, (ii) dayrates and (iii) our capital expenditures. Due to lower dayrates and rig utilization percentages than in recent history, the on-going effects of the well blowout and the resulting changes in the regulatory environment, if U.S. Gulf of Mexico rig utilization does not improve, then our cash on hand may not be adequate to continue our operations as currently conducted. This may require us to delay capital expenditures, further reduce costs, sell assets and/or complete a financing to provide liquidity. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current market conditions and other factors beyond our control. We are uncertain regarding our ability to sell assets given the current excess supply in worldwide jackup rigs and its effect on the market value of our rigs. Market values for rigs tend to vary significantly over time depending on overall fleet utilization and future expectations regarding dayrates and oil prices. Under the current market environment, if we were successful in selling additional assets, it is possible our net proceeds would be less than the current book value of the assets sold.

In April 2010, the Macondo well blowout occurred, resulting in the release of crude oil into the U.S. Gulf of Mexico. As a result of this event, the government instituted additional regulatory oversight and control provisions with respect to offshore drilling. The effects of this well blowout, and the governmental and industry response to this event, have had and likely will continue to have a significant impact on the offshore drilling industry and our results of operations. In the future, it may result in, among other things, further regulatory requirements, an increase in insurance premiums for casualty insurance that may be more difficult to obtain, a reduction in demand for our services in the U.S. Gulf of Mexico and an adverse effect on international operations that may affect our ability to expand geographically.

While the current government mandated moratorium does not apply to shallow water drilling, many of our customers have experienced significant delays in and rejection of their permit applications. This has resulted in decreased rig utilization and has had an adverse effect on our results of operations for the three months ended June 30, 2010. We expect to continue to experience these adverse effects throughout the remainder of the year due to the uncertainty regarding U.S. governmental regulations and the delay our customers are experiencing in obtaining permits.

We have taken several steps to maintain our liquidity despite this reduction in our operating results. Among other things, we have (i) reduced our daily cash rig costs and shore-based support costs, including furloughing three rig crews (ii) Randall D. Stilley, our President and Chief Executive Officer, has agreed to receive his salary in the form of Seahawk restricted stock units in lieu of cash for the period beginning on June 19, 2010 and ending on December 31, 2010 and (iii) our Board of Directors has agreed that all fees for service on the Board of Directors and committees thereof for the period from April 1, 2010 until December 31, 2010 will be paid in Seahawk restricted stock units.

See “— Mexico Tax Assessments,” discussed above for more information regarding the surety bonds and letters of credit we have as of June 30, 2010 related to contested tax cases in Mexico.

We expect our purchases of property and equipment for the 2010 fiscal year to be approximately $11 million, which includes $3.6 million related to an information technology project and $3.2 million in major expenditures related to the Seahawk 3000. We continue to have issues with the jacking system for the Seahawk 3000. It was determined that the rig should be towed to a shipyard and dry-docked in order to identify and correct the source cause of the issue. At this time, we are unable to determine the costs associated with the repair of the Seahawk 3000 because we do not know the extent of the repairs needed. The backlog amount reported at June 30, 2010 for the Seahawk 3000 has been deferred to the fourth quarter of 2010. Additionally, our rigs are required to obtain in-class certifications from various regulatory bodies prior to operation. The cost of these certifications are deferred and amortized over the life of the certificate, which is generally five years.

Sources and Uses of Cash—Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Our cash flow from (used in) continuing operations for the six months ended June 30, 2010 declined by $85.2 million, or 175%, to $(36.6) million compared to the six months ended June 30, 2009. The decline in operating cash flow is largely due to current year losses that are partially offset by non-cash depreciation and the gain on the sale of fixed assets as compared to income in 2009.

Our cash from (used in) continuing investing activities for the six months ended June 30, 2010 increased by $16.2 million, or 99%, to $(0.2) million compared to the six months ended June 30, 2009. We expended $8.3 million and $16.4 million for capital expenditures for the rig fleet during the six months ended June 30, 2010 and 2009, respectively. We have decreased our current year spending due to the lower rig utilization and demand for drilling services. Offsetting our capital expenditures for the six months ended June 30, 2010 is the proceeds from the sale of our cementing units and other assets.

Our cash flow from (used in) from continuing financing activities for the six months ended June 30, 2010 increased by $61.7 million, or 112%, to $6.4 million compared to the six months ended June 30, 2009. The increase is attributable to the absence in 2010 of contributions to our former parent and the $6.4 million proceeds drawn from our Revolving Credit Facility.

Working Capital

As of June 30, 2010, we had working capital of $17.6 million compared with $58.5 million as of December 31, 2009. The $40.9 million decrease in working capital was primarily due to the effects of the continued downturn in the offshore drilling industry including the uncertainty regarding U.S governmental regulations and the delay our customers are experiencing in obtaining permits and $5.0 million in our net amount due to Pride. The downturn in the offshore drilling industry decreased our trade accounts receivable by $4.0 million. Partially offsetting these decreases was the receipt of net proceeds from the sale of fixed assets of $8.2 million. In addition, short-term debt increased $6.4 million related to borrowings under our Revolving Credit Facility. As of June 30, 2010, we owed Pride $13.1 million, net, under the terms of our Master Separation Agreement and our transition services agreement, each of which was entered into with Pride at the time of our spin-off.

Off –Balance Sheet Arrangements

As of June 30, 2010, our business was contingently liable for $78.2 million in the aggregate for certain performance, tax appeal bonds and letters of credit. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. These amounts include $35.9 million that guarantee our performance as it relates to certain of our drilling contracts, and $42.3 million related to contested tax assessments in Mexico.

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, there were no material changes to this disclosure regarding our contractual obligations.

Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Financial Statements — Note 1, “ Accounting Pronouncements” of this quarterly report on Form 10-Q

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements can be identified by the use of forward looking terminology including “may,” “believe,” “anticipate,” “estimate,” “continue,” or other similar words. These forward-looking statements include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry and the economy in general;

•	our ability to enter into new contracts for our rigs, commencement dates for rigs and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized;

•	future cash flows from operations including accounts receivable realization;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	expected amounts to be reimbursed to Pride for transition and one time expenditures;

•	future asset sales, including the possible sale of the Seahawk 800 ;

•	adequacy of funds for capital expenditures and working capital requirements;

•	sources of liquidity;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	expected costs for removal of the Pride Wyoming and expected insurance recoveries with respect to those costs and the damage to offshore structures caused by the loss of the rig;

•	the correlation between demand for our services and our earnings and customers’ expectations of future energy prices;

•	future regulatory or governmental restrictions or requirements for offshore drilling;

•	future impairment losses related to our fleet;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

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

Forward-looking statements are not guarantees of performance. We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. No assurance can be given that these assumptions are accurate. Moreover, these statements are subject to a number of risks and uncertainties. Important factors that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements include those described under “Risk Factors” in Item 1A of our annual report on Form 10-K and this quarterly report on Form 10-Q, and the following factors, among others:

•	general economic and business conditions, including conditions in the credit markets;

•	prices of crude oil and natural gas and industry expectations about future prices;

•	ability to adequately staff our rigs and attract and retain key management;

•	foreign exchange controls and currency fluctuations;

•	maintenance of our credit ratings;

•	political stability in the countries in which we operate;

•	the business opportunities, or lack thereof, that may be presented to and pursued by us;

•	cancellation or renegotiation of our drilling contracts or payment or other delays or defaults by our customers and their continued creditworthiness;

•	changes in laws or regulations including the possibility of further regulation of offshore drillers in the Gulf of Mexico;

•	the ability of our customers to obtain the proper permits necessary to conduct operations;

•	demand for our rigs;

•	the effects of competition;

•	the effect of litigation and contingencies, including those relating to the Pride Wyoming and the pending and possible future tax assessments by the Mexican government;

•	labor relations and work stoppages;

•	the results of our risk management strategies;

•	the availability of, and our ability to consummate, acquisition or divesture opportunities;

•	our ability to access capital to fund expansion acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	operating hazards and cancellation or unavailability of insurance coverage;

•	accidents or other unscheduled shutdowns;

•	competition and market conditions in the contract drilling industry; and

•	severe weather.

Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results.

All subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. In light of these risks, uncertainties and assumptions, the events anticipated by our forward-looking statements may not occur, and you should not place any undue reliance on any of our forward-looking statements. Our forward-looking statements speak only as of the date made and we undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have limited operations in Mexico, which expose us to foreign currency exchange rate risk, and we may in the future enter into contracts denominated in other currencies. We have not entered into any material contracts denominated in Mexican Pesos, and generally the contracts that are denominated in Mexican Pesos (generally short-term arrangements settled in the ordinary course of business) provide for payment based on United States dollar equivalents. We are exposed to exchange rate fluctuations for operating costs, assets and liabilities denominated or payable in Mexican Pesos, but we do not view this risk as material to our operations or financial condition.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We anticipate implementing a new enterprise resource planning system in the fourth quarter of 2010. The new system is expected to provide us with an integrated procurement and accounting and reporting system intended to improve our business planning and financial reporting processes. As a result of this system implementation, certain changes to our internal control structure will be made during 2010, which management believes will maintain and strengthen our overall internal controls.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information about our legal proceedings, see Note 9 - Commitments and Contingencies and Note 6 Income Taxes – Mexico Tax Assessments of the Unaudited Consolidated and Combined Financial Statements of Seahawk Drilling, Inc. in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

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

Except for the additional and updated disclosures set forth below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”). In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in Item 1A of the 2009 Annual Report on Form 10-K.

Additional regulations on the offshore drilling industry and the resulting delay in the permitting process have resulted in, and may continue to result in, lower utilization of our rigs.

On April 20, 2010, the Macondo well blowout occurred, resulting in the release of crude oil into the U.S. Gulf of Mexico. In the aftermath of this event, additional governmental regulations of the offshore drilling, exploration and production industry have been enacted. These additional regulations have resulted in, and may continue to result in, significant delays for our customers’ efforts to obtain new permits and correspondingly have resulted in, and may continue to result in, lower rig utilization rates for us. We cannot predict with any certainty when our customers will be able to efficiently obtain permits or if there will be any additional regulations. The continued delay of the permitting process and/or the enacting of additional regulations could have a material adverse effect on our business, financial position or results of operations.

The Macondo well blowout and resulting release of crude oil into the U.S. Gulf of Mexico may have increased certain of the risks that we face.

The Macondo well blowout and resulting release of crude oil into the U.S. Gulf of Mexico may have increased certain of the risks that we face, including, but not limited to:

•

Increased governmental regulation and enforcement of our and our industry’s operations in a number of areas, including health and safety, environmental, licensing, taxation, equipment specifications and training requirements;

•	Increased difficulty in obtaining leases and permits to drill offshore wells;

•	Higher operating costs;

•

Increased costs for our customers’ operations, along with permitting delays, negatively affecting the economics of currently planned or future exploration and production activity and resulting in a reduction in demand for our services;

•	Termination by our customers of existing contracts and decreased demand by customers for new and renewed drilling contracts;

•	Higher insurance costs and increased potential liability thresholds under proposed amendments to environmental regulations; and

•	Less favorable investor perception of the risk-adjusted benefits of offshore drilling.

The occurrence of any of these factors could have a material adverse effect on our business, financial position or future results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

4.1*

Fourth Amendment, dated as of August 2, 2010, to the Revolving Credit Agreement, dated as of August 4, 2009, among Seahawk Drilling, Inc., as Borrower, Certain Subsidiaries thereof, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Natixis, New York Branch, as Administrative Agent, Issuing Bank, Lead Arranger and Sole Bookrunner.

10.1†

Third Amended and Restated Employment/Non-Competition/Confidentiality Agreement by and between Randall D. Stilley and Seahawk Drilling, Inc. dated June 25, 2010 (incorporated by reference to Exhibit 10.1 to Seahawk’s Current Report on Form 8-K dated June 29, 2010).

10.1†

Employment/Non-Competition/Confidentiality Agreement by and between James R. Easter and Seahawk Drilling, Inc. dated May 10, 2010 (incorporated by reference to Exhibit 10.1 to Seahawk’s Current Report on Form 8-K dated May 11, 2010).

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

32.1Δ	Certification of the Chief Executive and Chief Financial Officer of Seahawk Drilling, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
Δ	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAHAWK DRILLING, INC.

	By:	/s/ James R. Easter
James R. Easter
Date: August 4, 2010		Senior Vice President and Chief Financial Officer

	By:	/s/ William G. Evans
William G. Evans
Date: August 4, 2010		Vice President and Chief Accounting Officer