Form 10-Q
period 2010-09-30
SEAHAWK DRILLING, INC.
filed 2010-11-09
CIK 1452384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding on November 5, 2010 was 11,959,873.

FORM 10-Q

Seahawk Drilling, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Seahawk Drilling, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,403	$78,306
Trade receivables, net of allowance for doubtful accounts of $1,280 and $1,716 at September 30, 2010 and December 31, 2009, respectively	12,971	23,465
Deferred income taxes	2,028	3,079
Due from Pride	1,441	1,722
Assets held for sale	14,550	5,022
Prepaid expenses and other current assets	33,452	45,211

Total current assets	105,845	156,805
Property and equipment, net	397,262	465,375
Other assets	1,790	3,156

Total assets	$504,897	$625,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,061	$18,851
Due to Pride	15,905	19,863
Short-term debt	17,900	-
Accrued expenses and other current liabilities	46,625	59,550

Total current liabilities	94,491	98,264
Other long-term liabilities	13,582	11,835
Deferred income taxes	16,401	68,173

Total liabilities	124,474	178,272
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized; 11,993,305 and 11,650,114 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	120	117
Additional paid-in capital	479,726	472,200
Retained earnings (deficit)	(99,423)	(25,253)

Total stockholders’ equity	380,423	447,064

Total liabilities and stockholders’ equity	$504,897	$625,336

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
Revenues	$18,555	$67,611
Costs and expenses:
Operating costs, excluding depreciation and amortization	27,297	61,811
Depreciation and amortization	12,249	14,900
General and administrative, excluding depreciation and amortization	8,868	12,857
Impairment of property and equipment	28,171	32,084
(Gain) loss on sales of assets, net	(748)	100

Loss from operations	(57,282)	(54,141)
Interest expense	(1,405)	(134)
Other income (expense), net	(166)	(869)

Loss before income taxes	(58,853)	(55,144)
Income tax benefit	(26,788)	(22,674)

Loss from continuing operations, net of tax	(32,065)	(32,470)
Income from discontinued operations, net of tax	-	49

Net loss	$(32,065)	$(32,421)

Basic and diluted loss per share:
Continuing operations	$(2.69)	$(2.80)
Discontinued operations	-	0.01

Net loss	$(2.69)	$(2.79)

Shares used in the computation of loss per share:
Basic and diluted	11,926,105	11,608,342

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Revenues	$65,849	$259,827
Costs and expenses:
Operating costs, excluding depreciation and amortization	90,666	203,066
Depreciation and amortization	38,700	46,736
General and administrative, excluding depreciation and amortization	30,929	23,492
Impairment of property and equipment	28,171	32,084
(Gain) loss on sales of assets, net	(2,958)	341

Loss from operations	(119,659)	(45,892)
Interest expense	(1,770)	(475)
Other income (expense), net	(1,165)	864

Loss before income taxes	(122,594)	(45,503)
Income tax benefit	(48,424)	(17,254)

Loss from continuing operations, net of tax	(74,170)	(28,249)
Income from discontinued operations, net of tax	-	3,141

Net loss	$(74,170)	$(25,108)

Basic and diluted loss per share:
Continuing operations	$(6.26)	$(2.44)
Discontinued operations	-	0.27

Net loss	$(6.26)	$(2.17)

Shares used in the computation of loss per share:
Basic and diluted	11,841,046	11,592,247

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Consolidated and Combined Statements of Cash Flows

(Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(74,170)	$(25,108)
Adjustments to reconcile net income to net cash from continuing operations:
(Income) from discontinued operations	-	(3,141)
Depreciation and amortization	39,033	46,736
Impairment of property and equipment	28,171	32,084
(Gain) loss on sale of assets	(2,958)	341
Stock-based compensation	7,529	5,711
Deferred income taxes	(50,925)	(25,464)
Excess tax benefits on stock based compensation	-	(7)
Changes in assets and liabilities:
Trade receivables	10,495	12,043
Prepaid expenses and other current assets	5,776	(7,403)
Other assets	32	(32)
Accounts payable	(5,128)	(5,339)
Due to Pride	(3,706)	24,199
Accrued expenses	(13,904)	(13,299)
Income taxes payable	106	(1,928)
Other liabilities	1,749	592
Increase (decrease) in deferred revenue	588	(10,005)
Decrease (increase) in deferred expense	1,556	11,685
Insurance proceeds from Pride Wyoming salvage operations	4,891	13,870

Net cash from (used in) operating activities - continuing operations	(50,865)	55,535
Net cash from (used in) operating activities - discontinued operations	-	(1,835)

Net cash flows (used in) from operating activities	(50,865)	53,700
Cash flows from investing activities:
Purchases of property and equipment	(12,852)	(19,018)
Proceeds from sale of assets	9,035	-

Net cash from (used in) investing activities - continuing operations	(3,817)	(19,018)
Net cash from (used in) investing activities - discontinued operations	-	59

Net cash flows from (used in) investing activities	(3,817)	(18,959)
Cash flows from financing activities:
Capital contribution from former parent	-	41,325
Net change in net parent funding	-	(27,687)
Credit facility borrowing	17,900	-
Deferred financing costs	(121)	-
Excess tax benefits on stock based compensation	-	7

Net cash from (used in) financing activities - continuing operations	17,779	13,645

Net cash flows from (used in) financing activities	17,779	13,645

Increase (decrease) in cash and cash equivalents	(36,903)	48,386
Cash and cash equivalents, beginning of period	78,306	41,096

Cash and cash equivalents, end of period	$41,403	$89,482

The accompanying notes are an integral part of the consolidated and combined financial statements.

Seahawk Drilling, Inc.

Notes to Unaudited Consolidated and Combined Financial Statements

NOTE 1. GENERAL

Seahawk Drilling, Inc. (“we,” “our,” “us,” “Company” or “Seahawk”) owns a fleet of 20 jackup rigs which provide shallow water drilling services in the Gulf of Mexico. Seahawk is a Delaware corporation and was a wholly-owned subsidiary of Pride International, Inc. (“Pride”) until August 24, 2009 (the “Spin-off Date”). On the Spin-off Date, Pride distributed 100% of our outstanding common stock to the Pride stockholders. On and prior to the Spin-off Date, Seahawk had not conducted any operations. Since the spin-off Seahawk is independent from Pride, and Pride has not had any ownership interest in Seahawk.

In November 2010, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, transactions involving a sale of assets, a recapitalization, or a sale or merger of Seahawk. The Board of Directors and its Finance Committee, which is comprised solely of independent directors, are overseeing this process and Simmons & Company International has been retained as financial advisor to assist and advise Seahawk.

While our liquidity and revenue generation have been adversely affected by current market conditions and events, the Board of Directors and management believe that our core strategy is sound and that there are opportunities for international expansion and domestic growth.

Basis of Presentation

On and prior to the Spin-off Date, our financial position, operating results and cash flows consisted of the Gulf of Mexico Business of Pride (“GOM”). As such, combined results of operations and cash flows reported herein through the Spin-off Date have been recorded based on how Pride managed GOM and include allocated costs based upon Pride’s operating structure as if GOM had been a stand-alone company. The financial statements also include, for the period prior to the spin-off, certain of Pride’s offshore rigs operating in the Gulf of Mexico that were retained by Pride after the Spin-off Date, including the operations of two independent leg jackup rigs known as the Pride Tennessee and Pride Wisconsin.

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

Because GOM previously operated within Pride’s corporate cash management program for all periods prior to June 1, 2009, funding requirements and related transactions between GOM, on the one hand, and Pride and its other affiliates, on the other hand, have been summarized and reflected on the balance sheet as net parent funding without regard to whether the funding represents a receivable, liability or equity. Effective June 1, 2009, and based on the terms of our separation from Pride, we ceased being part of Pride’s corporate cash management program. Any transactions with Pride after June 1, 2009 have been, and will continue to be, cash settled, and such amounts are included in our financial statements as “Due to Pride” or “Due from Pride.” Transactions between GOM and Pride and its non-GOM affiliates have been identified as related party transactions. It is possible that the terms of the transactions between GOM and other divisions of Pride are not the same as those that would result from transactions among unrelated parties. Additionally, the combined financial statements for GOM include allocations of costs for certain support functions (see Note 7). In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the combined financial statements.

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

Upon completion of certain activities of the Tax Sharing Agreement with Pride and in connection with the preparation of our 2009 U.S. federal income tax returns, we identified certain misstatements in our long-term deferred tax liabilities due to differences between the Company’s supporting tax basis fixed asset detail ledgers provided to us by Pride and our book basis fixed asset detail ledgers. We evaluated these differences and determined that they were attributable to misallocation of various tax attributes done as part of the preparation of the initial combined financial statements of GOM, in which the historical income tax provisions, and related deferred income tax balances, were prepared as if we were a stand-alone entity and filed separate returns.

The result of the misstatements was an understatement of long-term deferred tax liabilities of $5.9 million and a corresponding overstatement of net parent funding/additional paid-in capital of $5.9 million on the previously reported consolidated and combined balance sheets as of December 31, 2009, 2008, 2007 and 2006 and as of March 31, 2010 and 2009, June 30, 2010 and 2009, and September 30, 2009 and 2008. These misstatements had no effect on any previously reported consolidated or combined statement of operations or statement of cash flows for any prior period and are immaterial for all prior periods. The consolidated balance sheet as of December 31, 2009 and related footnotes have been adjusted to reflect the correction of these misstatements.

During the third quarter of 2010, we revised our presentation of business segments, based on our current operating structure and how we are managing our operating fleet, in accordance with ASC 280. With the decline in operating activity and loss of drilling contracts in Mexico, we operate our rig fleet as a single operating segment for financial reporting. We retroactively applied the change in segments to all prior periods.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Conditions Affecting Ongoing Operations

The drilling market is strongly influenced by customer expectations of future natural gas prices. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs in lower natural gas price environments. Fleet utilization and dayrates are also influenced by demand for natural gas, competing sources of natural gas (e.g., shale plays), competing capital for oil projects which are predominantly in areas other than the U.S. Gulf of Mexico shelf, access to capital for small and medium sized exploration and production companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes and the number and timing of rigs available for work.

At the beginning of the second quarter of 2010, we had eight rigs contracted and believed that there were opportunities to contract our two available marketed rigs by the end of the second quarter. On April 20, 2010, the Macondo well blowout occurred, resulting in the release of crude oil into the U.S. Gulf of Mexico prompting the U.S. Government to place into effect a moratorium on U.S. offshore drilling. On May 26, 2010, the moratorium on U.S. Gulf of Mexico drilling in waters less than 500 feet deep was lifted; however, since that time the rate of permits being issued has dramatically slowed. On June 8, 2010, the Minerals Management Service (“MMS”), now known as the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”), issued a Notice to Lessees (“NTL”) NTL-05 outlining various new safety related regulations for offshore drilling operations. On June 18, 2010, a second NTL, NTL-06 was issued outlining additional information that must be submitted to supplement exploration and development plans. Shallow water drilling operations may be permitted as long as the terms of these new NTLs are met, although there is a delay in new drilling permits being issued. As a result of the delay in new permits, we have idled two rigs, cold stacked one rig and furloughed the respective crews, which results in the crews no longer receiving a salary, but continuing to receive benefits. Under the new regulatory scheme it is possible that our customers may experience further delays in obtaining permits. It is uncertain when our customers will be able to efficiently obtain permits. As of November 8, 2010, we had two rigs working, three rigs awaiting permits, three rigs idle, and twelve rigs cold stacked. We are currently working with our customers to help them comply with these new requirements. Additional regulatory requirements may be enacted by state and federal authorities in the future. Seahawk has been a part of and working with a coalition for shallow water energy security, meeting frequently with congressional leaders in Washington D.C. to discuss the current regulatory environment and potential future changes to the offshore drilling industry.

Our liquidity is primarily affected by three factors: (i) the utilization of our rigs, (ii) dayrates and (iii) our capital expenditures. In an effort to maintain our liquidity, we have delayed capital expenditures, reduced costs, and sold assets. We will continue to seek additional opportunities to reduce cash costs, sell assets, and/or complete a financing to provide liquidity; and cannot provide any assurance that we will be able to do so without disruption to our business activities, or at all. Under our current credit facility, we are uncertain if we will be able to borrow any additional sums to finance the reactivation of our cold stacked rigs. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current market conditions and other factors beyond our control.

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

Reclassifications

Certain reclassifications have been made to the prior years’ combined financial statements to conform with the current year presentation.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(In thousands)
Rigs and rig equipment	$469,720	$497,200
Other	4,678	2,931
Construction-in-progress	2,992	12,244

Property and equipment, cost	477,390	512,375
Accumulated depreciation and amortization	(80,128)	(47,000)

Property and equipment, net	$397,262	$465,375

In April 2010, we completed an upgrade project for one of our rigs extending its remaining useful life.

On September 29, 2010 Seahawk Drilling LLC, a subsidiary of Seahawk entered into a Memorandum of Agreement (the “MOA”) with Essar Oilfield Services India Ltd. (“Essar”) for the sale of the Company’s drilling rig Seahawk 2505 for approximately $14.6 million, which at August 31, 2010 had a net book value of approximately $42.5 million. The closing of the sale is contingent upon Essar being awarded a contract on or prior to February 8, 2011 pursuant to a tender submitted by Essar to a third party. Pursuant to the terms of the MOA, Seahawk and Essar also entered into a Technical Collaboration Agreement, dated September 29, 2010 (the “TCA”). Under the TCA, if the sale of the Seahawk 2505 closes, Seahawk will be paid approximately $0.1 million and reimbursed for all actual documented costs of services supplied by the Company plus 15% to provide Essar with certain assistance and training in connection with the operation of the Seahawk 2505. The sale is also subject to customary terms and conditions to closing.

Based on the requirements of ASC 360, we reclassified the Seahawk 2505 from property and equipment to asset held for sale, and recorded an impairment charge of approximately $28.2 million in the three and nine month periods ended September 30, 2010. In accordance with ASC Subtopic 360-10, when an impairment charge is recorded, the impairment charges are recorded directly against the cost basis of the assets being impaired. As the asset was reclassified to assets held for sale, we adjusted the gross cost of the Seahawk 2505 to match the fair value, the stipulated sales price; and we reduced the accumulated depreciation by $3.2 million accordingly, which represents accumulated depreciation recorded on the rig since the fair value impairment at spin-off.

During the third quarter of 2009, in conjunction with our spin-off, Pride conducted a fair value assessment of the jackup rig fleet that constitutes Seahawk’s operating assets. Based on this valuation analysis, Pride determined that our rigs had a fair market value that was approximately $32.1 million less than their carrying value of approximately $506.0 million as of August 23, 2009. Therefore, we recorded an impairment charge of approximately $32.1 million in the three and nine month periods ended September 30, 2009. In accordance with ASC Subtopic 360-10, when an impairment charge is recorded, the impairment charges are recorded directly against the cost basis of the assets being impaired. This new cost basis for the assets is to be depreciated over their remaining useful life. Therefore, at the Spin-off Date, we adjusted the gross cost of the drilling rigs to match their fair value on the Spin-off Date, and we reduced the accumulated depreciation by $444.4 million on the rigs accordingly.

NOTE 3. SECURED REVOLVING CREDIT FACILITY

On August 4, 2009, we entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with a group of lenders (the “Lenders”) that matures September 30, 2011. The Revolving Credit Facility has an initial facility amount of up to $36.0 million (the “Commitment”), subject to availability and a borrowing base calculation, as defined in the Revolving Credit Facility. Up to 75% of the aggregate amount of the Commitment, or $27.0 million, is available to issue letters of credit denominated in U.S. dollars or Mexican Pesos, and up to $36.0 million of the Commitment is available for Company borrowings. Loans made under the Revolving Credit Facility may be used solely to fund rig reactivation capital expenditures and related working capital. In addition, letters of credit issued under the Revolving Credit Facility may be used by Seahawk for general corporate purposes, including the backstop of surety bonds. Letters of credit issued to backstop surety bonds related to the Mexico tax assessments (as disclosed in Note 6) are limited to 20% of the total Commitment amount. The Revolving Credit Facility is secured by 15 of our rigs, including the Seahawk 2505, and substantially all of our other assets, including our accounts receivables, spare parts and certain cash and cash equivalents. The Revolving Credit Facility generally requires that proceeds from the sale of any rig collateralized thereunder be used to prepay borrowings outstanding under the Revolving Credit Facility or cash collateralize outstanding letters of credit issued thereunder unless we provide replacement collateral of equivalent value or otherwise reinvest such sale proceeds in a manner permitted under the Revolving Credit Facility. The net book value of the assets that secure the Revolving Credit Facility is approximately $347.1 million. On March 1, 2010 and September 1, 2010, we made drawings from the Revolving Credit Facility of $6.4 million and approximately $11.5 million, respectively. We expect to repay the outstanding principal amount of these loans no later than the maturity date of the Revolving Credit Facility. On March 26, 2010, a letter of credit for 31.0 million Mexican Pesos, approximately $2.5 million based on exchange rates on September 30, 2010, was issued on our behalf in favor of “Tesoreria de la Federacion” (Mexican Treasury) under our letter of credit sub limit within our Revolving Credit Facility. On September 30, 2010, based upon our borrowing base calculation, we had up to $11.5 million available to borrow under the Revolving Credit Facility.

Interest on the Revolving Credit Facility is calculated based on outstanding loans and letters of credit as well as commitment fees for any unused portion of the borrowing base. Amounts drawn on the Revolving Credit Facility bear interest at variable rates based on applicable LIBOR plus a 4.5% margin or the adjusted base rate, plus margin, as defined in the Revolving Credit Agreement. Seahawk pays a per annum letter of credit fee equal to the applicable LIBOR margin. As of September 30, 2010, the interest rate on our $6.4 million borrowing under the Revolving Credit Facility was approximately 4.8%, comprised of a LIBOR rate of approximately 0.3% plus the applicable margin of 4.50%. As of September 30, 2010, the interest rate on our $11.5 million borrowing under the Revolving Credit Facility was approximately 6.75%, comprised of the adjusted base rate of 3.25% plus the applicable margin of 3.5%. Commitment fees for the unused portion of the Revolving Credit Facility are 150 basis points per annum on the average daily unused portion of the borrowing base. For the nine months ended September 30, 2010, Commitment fees paid for the unused portion of the borrowing base were $0.3 million.

The Revolving Credit Facility contains a number of covenants restricting, among other things, investments, payment of dividends, indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments and distributions in respect of capital stock and subordinated debt, capital expenditures, investments, loans and advances, transactions with affiliates, sale and leasebacks, changes in fiscal year, negative pledge clauses, changes in lines of business and speculative hedging. The Revolving Credit Facility also requires us to maintain certain minimum ratios with respect to our financial condition, including current assets to current liabilities, liquidation value of the collateralized rigs, tangible net worth and adjusted earnings before interest, taxes, depreciation and amortization to fixed charges. As of September 30, 2010, we are in compliance with our covenants.

NOTE 4. EARNINGS PER SHARE

The following tables reconcile the components of the basic and diluted earnings (loss) per share for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except per share information).

	Three Months Ended September 30,
	2010	2009
Income (loss) from continuing operations	$(32,065)	$(32,470)

Weighted average shares of common stock outstanding - basic	11,926	11,608
Stock options	-	-
Restricted stock awards	-	-

Weighted average shares of common stock outstanding - diluted	11,926	11,608

Income from continuing operations per share
Basic and diluted	$(2.69)	$(2.80)

	Nine Months Ended September 30,
	2010	2009
Income (loss) from continuing operations	$(74,170)	$(28,249)

Weighted average shares of common stock outstanding - basic	11,841	11,592
Stock options	-	-
Restricted stock awards	-	-

Weighted average shares of common stock outstanding - diluted	11,841	11,592

Income from continuing operations per share
Basic and diluted	$(6.26)	$(2.44)

The calculation of basic and diluted earnings per share and shares outstanding for all periods presented prior to the Spin-off Date is based on the number of shares of our common stock distributed on the Spin-off Date.

For the three and nine months ended September 30, 2010, the dilutive effect of our 321,644 outstanding stock options and 591,208 outstanding restricted stock unit awards were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations and their effect would have been anti-dilutive.

NOTE 5. STOCK-BASED COMPENSATION

Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, other stock-based awards and cash awards to directors, officers and other key employees.

For the nine months ended September 30, 2010, we granted approximately 356,872 restricted stock awards with a weighted average grant-date fair value per share of $17.31.

NOTE 6. INCOME TAXES

We estimate the full year tax rate and apply this rate to our year-to-date net income. In addition, we separately calculate the tax impact of unusual items, if any. For the three months ended September 30, 2010 and September 30, 2009, our consolidated and combined effective tax rates were 46% and 41%, respectively. The increase in the effective tax rate reflects the impact of additional tax benefit to record additional deferred tax assets that we were allocated from Pride which were finalized upon the completion of certain activities of the Tax Sharing Agreement with Pride and the filing of the Pride and Seahawk 2009 federal tax returns.

For the nine months ended September 30, 2010 and September 30, 2009, our consolidated and combined effective tax rates were 40% and 38%, respectively. The increase in the effective tax rate reflects the impact of additional tax benefit to record additional deferred tax assets that we were allocated from Pride which were finalized upon the completion of certain activities of the Tax Sharing Agreement with Pride and the filing of the Pride and Seahawk 2009 federal tax returns.

As part of the separation from Pride in August of 2009, we were allocated certain deferred tax attributes, including foreign tax credit carryforwards. As a result of the completion of certain activities of the Tax Sharing Agreement with Pride and filing of Pride’s and our 2009 tax returns we recorded approximately $5.5 million of additional foreign tax credits that were allocated to us by Pride and approximately $2.5 million of other net deferred tax assets. We are required by the Tax Sharing Agreement to reimburse Pride upon the utilization of a portion of the tax credits allocated to us. In August 2009, pursuant to the Tax Sharing Agreement, we recorded a long-term liability for amounts that we estimated would be required to be reimbursed to Pride for our future utilization of the tax credits. Due to the additional foreign tax credits allocated to us in September 2010, we increased the long-term liability by approximately $1.3 million.

Mexico Tax Assessments

Prior to February 2010, we had rig operations in Mexico. Since July 2006, we have received eight tax assessments from the Mexican tax authorities. The assessments contest our right to claim certain deductions in our tax returns for the tax years 2001 through 2006.

We have contested the six assessments related to tax years 2001 through 2003 in the Mexican court system. For these six cases, the total contested amount is approximately 1,260 million Mexican Pesos, or approximately $101 million based on exchange rates on September 30, 2010, including penalty, interest and inflation adjustments. As of September 30, 2010 we have provided all collateralization required by Mexican courts for these assessments, which totals $46.0 million. In November 2009, we received a favorable ruling for one contested case worth approximately $6 million in which the court ruled in our favor on the primary issue that is in dispute for all assessments in the Mexican court system; however, Mexican tax authorities have appealed the decision. In August 2010, we received an unfavorable ruling for a contested case worth approximately $21 million in which the court ruled in the Mexican tax authority’s favor on the same issue. We believe the court that issued the unfavorable ruling did not take into consideration key expert witness testimony. We have appealed the decision and expect to prevail on appeal, therefore, no accrual has been made. The other four contested cases are at different stages in the trial process and we expect them to be decided by the lower courts; however, regardless of the outcome, we expect the lower court decisions will be appealed. The two current assessments contested in Mexican court, one in which we prevailed on, may conclude in late-2011, and one in which we received an unfavorable ruling for may conclude in 2012. Final resolution of the remaining four assessments is not expected prior to 2014.

We have contested the two assessments related to tax years 2004 and 2006 through administrative appeals to the Mexican tax authority. For these assessments, the total amount is approximately 549 million Mexican Pesos, or approximately $44 million based on exchange rates on September 30, 2010, including penalty, interest and inflation adjustments. We expect the Mexican tax authority to rule on the administrative appeal related to the tax year 2004 during the first quarter of 2011.

Under Mexican law, generally, we are required to provide a suitable guarantee or collateral against contested tax liabilities when an assessment is contested in a Mexican court in order to prevent such liabilities from being due and payable. However, we are not required to provide any guarantee or collateral when an assessment is under administrative appeal to the Mexican tax authority or until a revised tax assessment is received if the original assessment is fully void. If a suitable guarantee or collateral is not provided when due, the Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary. We believe that the Mexican tax authority does not have the authority to collect assets of subsidiaries that have not been assessed. In any case, the corporate veil is respected under Mexican law and we do not have any material assets in the currently assessed subsidiaries. As of September 30, 2010, guarantees have been provided by all of our entities that are currently required to provide guarantees for the contested assessments. We will continue to evaluate the consequence of not providing suitable guarantees or collateral as they may become required in the future; however, at this time we do not believe that any potential future operations in Mexico would be negatively impacted during the pendency of these tax matters, and we would not plan to utilize the currently assessed entities for any such future operations.

Pursuant to the Tax Sharing Agreement between Seahawk and Pride that we entered into at the time of the spin-off, we are required to indemnify Pride for tax assessments from the Mexican government with respect to any tax years that ended on or before December 31, 2008. Pride has received tax assessments from the Mexican government related to two of its entities for the 2003 tax year. For these assessments, including penalty, interest, and inflation adjustments, the total amount is approximately 62 million Mexican Pesos, or approximately $5 million based on exchange rates on September 30, 2010.

We anticipate that the Mexican tax authorities will make additional assessments contesting similar deductions for other open tax years. If the tax authorities were to apply a similar methodology on the primary issue in the dispute to the remaining open tax years, the total amount of incremental future tax assessments is estimated to be approximately $85 million as of September 30, 2010. None of our subsidiaries that are subject to such assessments have any material assets. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

Pursuant to the Tax Support Agreement between us and Pride that we entered into at the time of the spin-off from Pride, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or other collateral issued for our account in respect of the additional Mexican tax assessments for tax years 2003 and 2004 made prior to the date of the spin-off to the extent requested by us. In October 2010, Pride has provided us substitute collateral for all of the tax appeal bonds posted for the contested tax assessments. On July 31, 2012, July 31, 2013, July 31, 2014 and August 24, 2015, we may be required to provide substitute credit support for certain portions of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds, and pursuant to the Tax Support Agreement, we will pay Pride a fee based on the credit support provided. We are not obligated to utilize Pride’s credit support for the provision of surety bonds or other collateral. The Tax Support Agreement with Pride does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. The failure to replace Pride’s credit support for existing assessments as and when required by the Tax Support Agreement would likely result in a default under the Tax Support Agreement. Our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the Tax Support Agreement and would result in a default under our Revolving Credit Facility if such assessment was assessed against one of our material subsidiaries, as defined in our Revolving Credit Facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

NOTE 7. RELATED PARTY TRANSACTIONS

On and prior to the Spin-off Date, Seahawk had an extensive and ongoing related party relationship with Pride and its affiliates. Since the Spin-off Date neither Pride nor its affiliates has been considered a related party. The following summarizes our related party transactions with Pride for three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Operating expenses:
Direct charges from Pride affiliates	$5,892	$27,176
Allocated Pride Corporate expenses	$501	$6,469
General and administrative expenses:
Allocated Pride Corporate expenses	$2,658	$13,293

Pride carried out purchasing services on behalf of GOM for materials, supplies, maintenance and other items. There was no mark-up on these items, as the costs were included in the Pride Corporate allocations.

NOTE 8. DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of ASC 205-20, Discontinued Operations. For the disposition of any asset group accounted for as discontinued operations, we have reclassified the results of operations as discontinued operations for all periods presented. Such reclassifications had no effect on our net income, net parent funding, additional paid-in capital or retained earnings.

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

The following table presents selected information regarding the results of our discontinued operations.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenues	$29	$7,970

Income (loss) before taxes, excluding gain on disposal	79	(144)
Income tax (expense) benefit	(30)	50
Gain (loss) on disposal of assets, net of tax	-	3,235

Income from discontinued operations	$49	$3,141

NOTE 9. COMMITMENTS AND CONTINGENCIES

Loss of the Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $72 million for removal of the wreckage, not including any costs arising from damage to offshore structures owned or operated by third parties. As of September 30, 2010 we have a deferred gain of approximately $7.3 million which we will recognize once all insurance claims regarding the removal operations are finalized. As of September 30, 2010, total incurred costs were $49.5 million for the removal of the wreckage. Total insurance proceeds of $47.0 million have been received related to the removal of wreckage. The costs for the remaining removal of the wreckage are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance. Pursuant to the Master Separation Agreement dated August 4, 2009 between the Company and Pride (the “Master Separation Agreement”), we requested that Pride fund primarily all of the costs remaining for the removal of the wreckage and salvage operations until receipt of insurance proceeds, subject to a $23 million limitation of such debt to Pride under our Revolving Credit Facility. During the third quarter of 2010, $0.8 million in costs incurred for current removal operations was funded by Pride. This amount was not reimbursed by insurance prior to the end of the quarter in 2010. We paid Pride less than $0.1 million in interest during the third quarter of 2010 related to the amount funded by them during the second quarter of 2010. We anticipate requesting Pride to fund approximately $23 million in costs incurred related to the remaining removal operations during the life of the policy. All amounts paid by Pride will be reimbursed directly to Pride by insurance. Under the Master Separation Agreement, we remain as the primary obligor for the amounts owed. Removal operations are expected to be completed in the fourth quarter 2010.

In October 2008, we filed a complaint in U.S. Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Following the filing of our Limitation of Liability court action, three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico asserted that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. We have settled claims with the three owners of facilities for a total of $49.6 million in the aggregate during the nine months ended September 30, 2010, which was fully reimbursed by insurance. We are in the process of defending against the claims of the non-owner, whose claims are estimated to be $7.0 million. Other pieces of the rig may have also caused damage to certain other offshore structures. Based on the information available to us at this time, we do not expect the outcome of the remaining claim to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of the one remaining claim. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

Pride’s Foreign Corrupt Practices Act Investigation

The Audit Committee of Pride’s Board of Directors, through independent outside counsel, has undertaken an investigation of potential violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) in several of Pride’s international operations. With respect to the Mexico operations included in these consolidated and combined financial statements, this investigation has found evidence suggesting that payments, which may violate the FCPA, were made to government officials in Mexico aggregating less than $150,000. The evidence to date regarding these payments suggests that payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico. Pride has voluntarily disclosed information found in the investigation to the Department of Justice (“DOJ”) and the SEC. Pride has reached agreements with the DOJ and the SEC to settle these matters. Neither of the contemplated settlements with the DOJ and SEC include the appointment of a compliance monitor. However, we were not a party to nor were we involved in any of the discussions with the DOJ or the SEC.

Pride had previously accrued $56.2 million related to the potential resolution with the DOJ and the SEC. There can be no assurance that the court will accept the contemplated settlements with Pride. However, despite this announcement we still do not have sufficient information to predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable governmental authorities, or our customers, or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated and combined financial statements or on our business. Pursuant to the Master Separation Agreement, we are responsible for any liabilities, costs or expenses related to, arising out of, or resulting from Pride’s current FCPA investigation to the extent related to Pride’s and our historical operations in Mexico (subject to certain exceptions) except that our responsibility for fines, penalties or profit disgorgement payable to the U.S. government will not exceed $1 million. We recognized an indemnity obligation to Pride of approximately $0.3 million. In the event that a disposition includes the appointment of a compliance monitor or consultant or any similar remedy for the Company, we are responsible for the costs associated with such monitor, consultant or similar remedy.

We could also face fines, sanctions, and other penalties from authorities in Mexico, including prohibition of our participating in business operations and/or the seizure of rigs or other assets. Our customers in Mexico could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees, and to access the capital markets.

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

NOTE 10. OTHER SUPPLEMENTAL INFORMATION

Prepaid expenses and other current assets consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In thousands)
Deferred mobilization and inspection costs	$1,225	$1,782
Deferred financing costs	362	238
Prepaid expenses	5,120	6,447
Insurance receivables	26,403	36,293
Other	342	451

Total	$33,452	$45,211

Accrued expenses and other current liabilities consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In thousands)
Deferred mobilization revenue	$890	$121
Salvage costs	23,748	33,079
Taxes other than income	611	1,649
Payroll and benefits	1,829	2,194
Deferred gain	7,303	7,303
Other accrued expenses	12,244	15,204

Total	$46,625	$59,550

Supplemental cash flows and non-cash transactions were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash paid during the year for:
Income taxes - U.S., net	$(148)	$-
Income taxes - foreign, net	1,286	19,032
Change in capital expenditures in accounts payable	335	367

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the third quarter of 2010, we revised our presentation of business segments, based on our current operating structure and how we are managing our operating fleet, in accordance with ASC 280. With the decline in operating activity and loss of drilling contracts in Mexico, we operate our rig fleet as a single operating segment for financial reporting. We retroactively applied the change in segments to all prior periods.

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

Following the spin-off we entered into a transition service agreement with Pride. Substantially all services under this agreement were terminated by December 31, 2009. For the nine months ended September 30, 2010, we incurred minimal fees for services provided by Pride under the transition services agreement.

Strategic Alternatives

In November 2010, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, transactions involving a sale of assets, a recapitalization, or a sale or merger of Seahawk. The Board of Directors and its Finance Committee, which is comprised solely of independent directors, are overseeing this process and Simmons & Company International has been retained as financial advisor to assist and advise Seahawk.

While our liquidity and revenue generation have been adversely affected by current market conditions and events, the Board of Directors and management believe that our core strategy is sound and that there are opportunities for international expansion and domestic growth.

Our Rig Fleet

The following table contains information regarding our rig fleet as of September 30, 2010. All of our rigs are mat-supported jackup rigs and are located in the U.S. Gulf of Mexico.

Seahawk Rig Name	Type	Built/ Upgraded	Water Depth Rating	Drilling Depth Rating (In Feet)	Contract Status
Marketed
Seahawk 2602	Cantilever	1982	250	20,000	January 2011*
Seahawk 2601	Cantilever	1976/1999	250	25,000	January 2011
Seahawk 2600	Cantilever	1982/2002	250	20,000	January 2011*
Seahawk 2505	Slot	1975/2002	250	20,000	Available
Seahawk 2504	Slot	1975/2002	250	20,000	Available
Seahawk 2007	Cantilever	1982	200	20,000	January 2011*
Seahawk 2004	Cantilever	1981/2002	200	20,000	November 2010
Seahawk 2001	Cantilever	1982	200	20,000	Available
Cold Stacked
Seahawk 3000	Cantilever	1974/1999	300	25,000	Shipyard
Seahawk 2502	Slot	1981/1995	250	20,000	N/A
Seahawk 2501	Slot	1975/2002	250	20,000	N/A
Seahawk 2500	Slot	1981/1996	250	20,000	N/A
Seahawk 2503	Slot	1981/2002	250	20,000	N/A
Seahawk 2006	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2005	Cantilever	1981/2002	200	20,000	N/A
Seahawk 2003	Cantilever	1981	200	20,000	N/A
Seahawk 2008	Cantilever	1980/2002	200	20,000	N/A
Seahawk 2002	Cantilever	1982	200	20,000	N/A
Seahawk 2000	Cantilever	1982	200	20,000	N/A
Seahawk 800	Cantilever	1978/2002	80	15,000	N/A
*	Pending permits

Our Business

The shallow water drilling market in the U.S. Gulf of Mexico is strongly influenced by expectations of future natural gas prices. Generally, our customers accelerate their drilling programs in higher natural gas price environments and delay or curtail their drilling programs in lower natural gas price environments. Fleet utilization and dayrates are also influenced by demand for natural gas, competing sources of natural gas (e.g., shale plays), competing capital for oil projects (which are predominantly in areas other than the U.S. Gulf of Mexico shelf), access to capital for small and medium sized exploration and development companies and other drilling service providers, seasonality of the market driven by the risk of hurricanes and the number and timing of rigs available to work in the U.S. Gulf of Mexico.

Lower crude oil and natural gas prices coupled with a contraction of the credit markets generally had an extremely negative impact on offshore drilling activity in the U. S. in 2009. The decline in U.S. jackup activity in 2009 was one of the sharpest downturns in over 30 years. In response to the significant downturn in demand for our drilling services, we cold stacked a total of 10 rigs in 2009 and took steps to aggressively manage our cash costs to minimize losses by reducing our daily cash rig costs, shore-based support costs and corporate overhead. Our last rig in Mexico returned to the U.S. in February 2010 and we reduced our Mexico shore-based costs. Market conditions during early 2010 showed signs of improvement as natural gas prices were increasing and exploration and production budgets were estimated to increase from 2009 levels until the Macondo well blowout effectively resulted in a moratorium for offshore drilling. Natural gas spot prices were as high as $5.17 per MMBtu in mid-June but have fallen steadily since due to oversupply and slower than expected recovery of the U.S. economy. Our 2010 results have also been adversely affected by loss of revenues and repair and maintenance costs to repair jacking system issues on the Seahawk 3000. We expect that the rig will return to service in December 2010. Ultimately demand for drilling services in the U.S. Gulf of Mexico will not improve substantially until natural gas prices improve and there is more certainty regarding the regulatory environment.

On April 20, 2010, the Macondo well blowout occurred, resulting in the release of crude oil into the U.S. Gulf of Mexico prompting the U.S. Government to place into effect a moratorium on U.S. offshore drilling. On May 26, 2010, the moratorium on U.S. Gulf of Mexico drilling in waters less than 500 feet deep was lifted; however, few new permits have been issued since that time. On June 8, 2010, the MMS, now known as the BOEMRE, issued an NTL, NTL-05 outlining various new safety related regulations for offshore drilling operations. On June 18, 2010, a second NTL, NTL-06 was issued outlining additional information that must be submitted to supplement exploration and development plans. Drilling operations may be permitted as long as the terms of these new NTLs are met, although delays in new drilling permit approvals persist. NTL-G05 was issued on September 15, 2010 and states that wells, platforms, and pipelines that are no longer in use or involved in production must be plugged, decommissioned, or dismantled no later than one year after lease expiration. At this point it is unclear what the level of demand for jackup rigs to perform this scope of work will be.

Additional regulatory and/or legislative requirements may be enacted in the future by state and federal authorities. Many of our customers are smaller, independent companies that may be more vulnerable to the adverse impacts of these proposed regulations and/or legislative requirements and their ability to conduct business in the U.S. Gulf of Mexico may therefore be more adversely affected than larger more diversified exploration and production companies. Seahawk has been a part of and working with the Shallow Water Energy Security Coalition, meeting with congressional leaders in Washington D.C. to discuss the current regulatory environment and potential future changes to the offshore drilling industry.

Under the new regulatory scheme it is possible that our customers may experience further delays in obtaining permits. It is uncertain when our customers will be able to efficiently obtain permits. As of November 8, 2010, we had two rigs working, three rigs awaiting permits, three rigs idle, and twelve rigs cold stacked. We believe that utilization of our rigs will be adversely affected for at least the remainder of 2010 and into 2011 due to a delay in obtaining new contracts while our customers await new regulatory approval of new drilling permits.

As of October 18, 2010, there were 35 jackup rigs under construction worldwide and 15 on order that are scheduled to enter the international market. Given the current difficult U.S. permit conditions and challenges with obtaining windstorm damage insurance for rigs operating in the Gulf of Mexico, we do not expect any of these rigs to mobilize to the U.S. in the near future.

Asset Sales

In March 2010, we completed the sale of our 10 cementing units and on September 29, 2010 we announced that we had entered into a Memorandum of Agreement (the “MOA”) with Essar Oilfield Services India Ltd. for the sale of the Seahawk 2505, for $14.6 million, which is contingent upon, among other terms and conditions, Essar being awarded a contract for the rig from a third party on or prior to February 8, 2011. We recorded an asset impairment charge of approximately $28.2 million in the quarter ended September 30, 2010. We continue to consider additional opportunities to sell other assets.

Insurance

Our operations are subject to hazards inherent to the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Our drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. We renewed our marine package policy effective July 1, 2010 at a slight increase over prior year. Our marine package policy provides insurance coverage for physical damage to our rigs and other loss events; however, our rigs do not have coverage for physical damage due to named windstorms. This insurance policy has a $10 million per-occurrence deductible for non-windstorm events. We carry excess liability for third party claims against us, including those that could arise as a result of named wind storms. Other deductibles may apply depending on the nature and circumstances of the liability. We also maintain insurance coverage for cargo, non-owned aviation, personal injury and similar liabilities. Those policies have significantly lower deductibles than the marine package policy.

Mexico Tax Assessments

Prior to February 2010, we had rig operations in Mexico. Since July 2006, we have received eight tax assessments from the Mexican tax authorities. The assessments contest our right to claim certain deductions in our tax returns for the tax years 2001 through 2006.

We have contested the six assessments related to tax years 2001 through 2003 in the Mexican court system. For these six cases, the total contested amount is approximately 1,260 million Mexican Pesos, or approximately $101 million based on exchange rates on September 30, 2010, including penalty, interest and inflation adjustments. As of September 30, 2010 we have provided all collateralization required by Mexican courts for these assessments, which totals $46.0 million. In November 2009, we received a favorable ruling for one contested case worth approximately $6 million in which the court ruled in our favor on the primary issue that is in dispute for all assessments in the Mexican court system; however, Mexican tax authorities have appealed the decision. In August 2010, we received an unfavorable ruling for a contested case worth approximately $21 million in which the court ruled in the Mexican tax authority’s favor on the same issue. We believe the court that issued the unfavorable ruling did not take into consideration key expert witness testimony. We have appealed the decision and expect to prevail on appeal, therefore, no accrual has been made. The other four contested cases are at different stages in the trial process and we expect them to be decided by the lower courts; however, regardless of the outcome, we expect the lower court decisions will be appealed. The two current assessments contested in Mexican court, one in which we prevailed on, may conclude in late-2011, and one in which we received an unfavorable ruling for may conclude in 2012. Final resolution of the remaining four assessments is not expected prior to 2014.

We have contested the two assessments related to tax years 2004 and 2006 through administrative appeals to the Mexican tax authority. For these assessments, the total amount is approximately 549 million Mexican Pesos, or approximately $44 million based on exchange rates on September 30, 2010, including penalty, interest and inflation adjustments. We expect the Mexican tax authority to rule on the administrative appeal related to the tax year 2004 during the first quarter of 2011.

Under Mexican law, generally, we are required to provide a suitable guarantee or collateral against contested tax liabilities when an assessment is contested in a Mexican court in order to prevent such liabilities from being due and payable. However, we are not required to provide any guarantee or collateral when an assessment is under administrative appeal to the Mexican tax authority or until a revised tax assessment is received if the original assessment is fully void. If a suitable guarantee or collateral is not provided when due, the Mexican tax authority is entitled to certain limited collection activities against the assessed subsidiary. We believe that the Mexican tax authority does not have the authority to collect assets of subsidiaries that have not been assessed. In any case, the corporate veil is respected under Mexican law and we do not have any material assets in the currently assessed subsidiaries. As of September 30, 2010, guarantees have been provided by all of our entities that are currently required to provide guarantees for the contested assessments. We will continue to evaluate the consequence of not providing suitable guarantees or collateral as they may become required in the future; however, at this time we do not believe that any potential future operations in Mexico would be negatively impacted during the pendency of these tax matters, and we would not plan to utilize the currently assessed entities for any such future operations.

Pursuant to the Tax Sharing Agreement between Seahawk and Pride that we entered into at the time of the spin-off, we are required to indemnify Pride for tax assessments from the Mexican government with respect to any tax years that ended on or before December 31, 2008. Pride has received tax assessments from the Mexican government related to two of its entities for the 2003 tax year. For these assessments, including penalty, interest, and inflation adjustments, the total amount is approximately 62 million Mexican Pesos, or approximately $5 million based on exchange rates on September 30, 2010.

We anticipate that the Mexican tax authorities will make additional assessments contesting similar deductions for other open tax years. If the tax authorities were to apply a similar methodology on the primary issue in the dispute to the remaining open tax years, the total amount of incremental future tax assessments is estimated to be approximately $85 million as of September 30, 2010. None of our subsidiaries that are subject to such assessments have any material assets. While we intend to contest these assessments and any future assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years.

Pursuant to the Tax Support Agreement between us and Pride that we entered into at the time of the spin-off from Pride, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or other collateral issued for our account in respect of the additional Mexican tax assessments for tax years 2003 and 2004 made prior to the date of the spin-off to the extent requested by us. In October 2010, Pride has provided us substitute collateral for all of the tax appeal bonds posted for the contested tax assessments. On July 31, 2012, July 31, 2013, July 31, 2014 and August 24, 2015, we may be required to provide substitute credit support for certain portions of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds, and pursuant to the Tax Support Agreement, we will pay Pride a fee based on the credit support provided. We are not obligated to utilize Pride’s credit support for the provision of surety bonds or other collateral. The Tax Support Agreement with Pride does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. The failure to replace Pride’s credit support for existing assessments as and when required by the Tax Support Agreement would likely result in a default under the Tax Support Agreement. Our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the Tax Support Agreement and would result in a default under our Revolving Credit Facility if such assessment was assessed against one of our material subsidiaries, as defined in our Revolving Credit Facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

Loss of the Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. We expect to incur total costs of approximately $72 million for removal of the wreckage, not including any costs arising from damage to offshore structures owned or operated by third parties. As of September 30, 2010 we have a deferred gain of approximately $7.3 million which we will recognize once all insurance claims regarding the removal operations are finalized. As of September 30, 2010, total incurred costs were $49.5 million for the removal of the wreckage. Total insurance proceeds of $47.0 million have been received related to the removal of wreckage. The costs for the remaining removal of the wreckage are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. We will be responsible for any costs not covered by Pride’s insurance. Pursuant to the Master Separation Agreement dated August 4, 2009 between the Company and Pride (the “Master Separation Agreement”), we requested that Pride fund primarily all of the costs remaining for the removal of the wreckage and salvage operations until receipt of insurance proceeds, subject to a $23 million limitation of such debt to Pride under our Revolving Credit Facility. During the third quarter of 2010, $0.8 million in costs incurred for current removal operations was funded by Pride. This amount was not reimbursed by insurance prior to the end of the quarter in 2010. We paid Pride less than $0.1 million in interest during the third quarter of 2010 related to the amount funded by them during the second quarter of 2010. We anticipate requesting Pride to fund approximately $23 million in costs incurred related to the remaining removal operations during the life of the policy. All amounts paid by Pride will be reimbursed directly to Pride by insurance. Under the Master Separation Agreement, we remain as the primary obligor for the amounts owed. Removal operations are expected to be completed in the fourth quarter 2010.

In October 2008, we filed a complaint in U.S. Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out of third party damages caused by the loss of the Pride Wyoming. Pride retained the right after the spin-off to control any claims, litigation or settlements arising out of the loss of the Pride Wyoming. Following the filing of our Limitation of Liability court action, three owners of facilities in the Gulf of Mexico and one company which claims a non-ownership proprietary interest in a facility in the Gulf of Mexico asserted that parts of the Pride Wyoming impacted their facilities and caused damage. These claimants requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. We have settled claims with the three owners of facilities for a total of $49.6 million in the aggregate during the nine months ended September 30, 2010, which was fully reimbursed by insurance. We are in the process of defending against the claims of the non-owner, whose claims are estimated to be $7.0 million. Other pieces of the rig may have also caused damage to certain other offshore structures. Based on the information available to us at this time, we do not expect the outcome of the remaining claim to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of the one remaining claim. Although we believe Pride has adequate insurance, we will be responsible for any deductibles or awards not covered by Pride’s insurance, under which we are a named insured.

Backlog

The shallow water U.S. Gulf of Mexico is a mature offshore basin where drilling activity is typically conducted by small, independent exploration and production companies that are heavily influenced by the price of natural gas. As of September 30, 2010, we had approximately 23% of our marketed jackup rig days contracted for the remainder of 2010. Our contract drilling backlog as of September 30, 2010 totaled approximately $7.9 million compared to $14.8 million at December 31, 2009 for future revenues and firm commitments. We calculate our backlog, or future contracted revenue for our fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various reasons, including, but not limited to, unscheduled repairs, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

Results of Operations

On and prior to August 24, 2009, the Spin-off Date, our financial position, operating results and cash flows consisted of the Gulf of Mexico Business of Pride (“GOM”). As such, related combined results of operations and cash flows reported herein through the Spin-off Date have been recorded based on how Pride managed GOM and include allocated costs based upon Pride’s operating structure as if GOM had been a stand-alone company. As a wholly-owned subsidiary of Pride prior to the spin-off, we relied on the operating and corporate functions of Pride for a variety of services including engineering, training and quality control, environmental, health and safety, accounting, corporate finance, human resource management (such as payroll and benefit plan administration), information technology and communications, legal, purchasing and inventory management, risk management, tax and treasury. For the period prior to the spin-off, the combined financial statements also include the operations of two independent leg jackup rigs known as the Pride Tennessee and the Pride Wisconsin operating in the Gulf of Mexico that were retained by Pride after the spin-off which we managed for Pride under the transition services agreement.

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

Consolidated and Combined Operations

The following table presents selected consolidated and combined financial and operational information for our continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$18,555	$67,611	65,849	$259,827
Costs and expenses:
Operating costs, excluding depreciation and amortization	27,297	61,811	90,666	203,066
Depreciation and amortization	12,249	14,900	38,700	46,736
General and administrative, excluding depreciation and amortization	8,868	12,857	30,929	23,492
Impairment of property and equipment	28,171	32,084	28,171	32,084
(Gain) loss on sales of assets, net	(748)	100	(2,958)	341

Loss from operations	(57,282)	(54,141)	(119,659)	(45,892)
Interest expense	(1,405)	(134)	(1,770)	(475)
Other income (expense), net	(166)	(869)	(1,165)	864

Loss before income taxes	(58,853)	(55,144)	(122,594)	(45,503)
Income tax benefit	(26,788)	(22,674)	(48,424)	(17,254)

Loss from continuing operations, net of tax	$(32,065)	$(32,470)	$(74,170)	$(28,249)

Owned Rigs
Operating days	430	450	1,498	1,989
Available days	1,840	1,840	5,460	5,460
Utilization	23%	24%	27%	36%
Average daily revenues	$43,200	$93,300	$44,000	$94,400
Marketed utilization 1	54%	41%	57%	56%

Managed Rigs
Operating days	-	239	-	614
Available days	-	251	-	687
Utilization	0%	95%	0%	89%
Average daily revenues	$-	$108,100	$-	$117,700
Marketed utilization 1	0%	77%	0%	84%

1	Operating days divided by marketed days for the period.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues decreased $49.1 million, or 73%, for the three months ended September 30, 2010, compared to the same period in 2009. Revenues for the three months ended September 30, 2009 included $21.8 million attributable to rigs retained by Pride. The remaining decrease is primarily attributable to a significant decline in average daily revenues of $50,100, or 54%, due to the economic downturn and declining market conditions. Also contributing to the decrease is Pemex Exploración y Producción (“PEMEX”), not renewing contracts for our rigs and the continued uncertainty regarding U.S. governmental regulations and the delay our customers are experiencing in obtaining permits.

Operating costs decreased $34.5 million, or 56%, for the three months ended September 30, 2010 compared to the same period in 2009. Operating costs associated with the rigs retained by Pride for the three months ended September 30, 2009 were $12.4 million. The remaining decrease of $22.1 million is primarily due to the reduction in shore-based costs, which were $1.8 million and $8.3 million of operating costs for the three months ended September 30, 2010 and 2009, respectively. Also contributing to the decrease in operating costs was the change in cost structure in 2010 compared to 2009, in which various rigs were moved to cold stacked status instead of being fully crewed while not operating. Offsetting the decreases were $1.5 million in operating costs of certain rigs that returned to work during the first quarter of 2010, and $4.1 million of repair and reactivation costs for the Seahawk 3000. Operating costs as a percentage of revenues were 147% and 91% for the three months ended September 30, 2010 and 2009, respectively.

Depreciation and amortization expenses decreased $2.7 million, or 18%, for the three months ended September 30, 2010 compared to the same period in 2009. Depreciation expense associated with the rigs retained by Pride for the three months ended September 30, 2009 was $0.8 million. Also contributing to the decrease was a reduction in depreciation expense due to one of our rigs being fully depreciated at the end of the second quarter 2010 and the extension of the useful life of one of our rigs due to an upgrade project completed during the second quarter of 2010.

General and administrative expenses decreased $4.0 million, or 31%, for the three months ended September 30, 2010 compared to the same period in 2009. General and administrative expenses through the Spin-off Date were allocated by Pride based on our relative activity level to Pride’s overall operations. Contributing to our costs for the three months ended September 30, 2010 was stock compensation expense of $2.4 million and $2.4 million in consulting and professional fees, which includes expenses related to our ERP implementation, first year compliance with Sarbanes Oxley, auditing, and legal fees.

Impairment of property and equipment decreased $3.9 million, or 12%, for the three months ended September 30, 2010 compared to the same period in 2009. Impairment expense of $32.1 million was recorded during the third quarter 2009 to reduce the fair market value of our rig fleet based upon a valuation analysis performed by Pride at the time of our spin-off. During the third quarter 2010, we recorded an impairment charge of approximately $28.2 million as a result of the reclassification of the Seahawk 2505 to current assets held for sale, which at August 31, 2010 had an approximate net book value of $42.5 million.

(Gain) loss on sale of assets, net increased by $0.8 million for the three months ended September 30, 2010 compared to the same period in 2009. The increase is due to the sale of surplus equipment during the current quarter, which resulted in a gain of $0.7 million.

Interest expense for the three months ended September 30, 2010 increased $1.3 million compared to the same period in 2009, primarily due to $1.1 million in interest expense accrued on the balance owed to Pride that Pride began assessing in the third quarter of 2010. Additionally, we incurred interest expense of approximately $0.3 million related to the Revolving Credit Facility and associated borrowings during the current quarter.

Other income (expense), net decreased $0.7 million for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to a $0.8 million decrease in the foreign exchange gain.

Income tax benefit was $26.8 million on loss before income tax of $58.9 million for the three months ended September 30, 2010 compared to a benefit of $22.7 million on loss before income tax expense of $55.1 million for the three months ended September 30, 2009. The effective tax rate changed to 46% in the current period from 41% in the same period in 2009. The increase in the effective tax rate reflects the impact of additional tax benefit to record additional deferred tax assets allocated to Seahawk from Pride which were finalized upon the completion of certain activities of the Tax Sharing Agreement with Pride and the filing of the Pride and Seahawk 2009 federal tax returns.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues decreased $194.0 million, or 75%, for the nine months ended September 30, 2010 compared to the same period in 2009. Revenues for the nine months ended September 30, 2009 included $64.4 million attributable to rigs retained by Pride. The remaining decrease is primarily attributable to a significant decline in average daily revenues of $50,400, or 53%, due to the economic downturn and declining market conditions. Also contributing to the decrease is PEMEX not renewing contracts for our rigs and the continued uncertainty regarding U.S. governmental regulations and the delay our customers are experiencing in obtaining permits.

Operating costs decreased $112.4 million, or 55%, for the nine months ended September 30, 2010 compared to the same period in 2009. Operating costs associated with the rigs retained by Pride for the nine months ended September 30, 2009 were $28.8 million. The remaining decrease, of $83.6 million, is partially due to the reduction in shore-based costs, which were $8.2 million and $34.8 million of operating costs for the nine months ended September 30, 2010 and 2009, respectively. Also contributing to the decrease in operating costs was the change in cost structure in 2010 compared to 2009, in which various rigs were moved to cold stacked status instead of being fully crewed while not operating. Offsetting the decreases were $8.8 million of costs related to the reactivation and operation of certain rigs that returned to work during 2010, and $7.4 million of repair and reactivation costs for the Seahawk 3000. Operating costs as a percentage of revenues were 138% and 78% for the nine months ended September 30, 2010 and 2009, respectively.

Depreciation and amortization expenses decreased $8.0 million, or 17%, for the nine months ended September 30, 2010 compared to the same period in 2009. Depreciation charges attributable to the rigs retained by Pride totaled $3.5 million during the nine months ended September 30, 2009. The remaining decrease is primarily due to the impairment recorded on our rig fleet during the three months ended September 30, 2009, which lowered the basis and therefore reduced the amount of future monthly depreciation expense. Also contributing to the decrease was a reduction in depreciation expense due to one of our rigs being fully depreciated at the end of the second quarter, and the extension of the useful life of one of our rigs due to an upgrade project completed during the second quarter of 2010.

General and administrative expenses increased $7.4 million, or 32%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increase in these expenses was the result of our operating as an independent company for the nine months ended September 30, 2010 as compared to the same period of 2009 when our costs were allocated by Pride based on our relative activity level to Pride’s overall operations through August 24, 2009, the date of our spin-off from Pride. As our operating costs declined in 2009 as compared to prior years our corporate overhead allocation also decreased. Contributing to our expenses for the nine months ended September 30, 2010 was stock compensation expense of $7.5 million and $9.1 million in consulting and professional fees, which includes expenses related to ERP implementation, first year compliance with Sarbanes Oxley, auditing, and legal fees.

Impairment of property and equipment decreased $3.9 million, or 12%, for the nine months ended September 30, 2010 compared to the same period in 2009. Impairment expense of $32.1 million was recorded during the third quarter 2009 to reduce the fair market value of our rig fleet based upon a valuation analysis performed by Pride at the time of our spin-off. During the third quarter 2010, we recorded an impairment charge of approximately $28.2 million as a result of the reclassification of the Seahawk 2505 to current assets held for sale, which at August 31, 2010 had an approximate net book value of $42.5 million.

(Gain) loss on sale of assets, net increased by $3.3 million for the nine months ended September 30, 2010 compared to the same period in 2009. The increase is due to the sale of our cementing units and surplus assets sold during the current year.

Interest expense for the nine months ended September 30, 2010 increased $1.3 million compared to the same period in 2009, primarily due to $1.1 million in interest expense accrued on the balance owed to Pride that Pride began assessing in the third quarter of 2010.

Other income (expense), net for the nine months ended September 30, 2010, decreased by $2.0 million compared to the same period in 2009, primarily due to a $0.8 million decrease in the foreign exchange gain, combined with $1.1 million for other expenses related to the Revolving Credit Facility and tax bonds incurred in 2010.

Income tax benefit was $48.4 million on loss before income tax of $122.6 million for the nine months ended September 30, 2010 compared to a benefit of $17.3 million on loss before income tax expense of $45.5 million for the nine months ended September 30, 2009. The effective tax rate changed to 40% in the current period from 38% in the same period in 2009. The increase in the effective tax rate reflects the impact of additional tax benefit to record additional deferred tax assets allocated to Seahawk from Pride which were finalized upon the completion of certain activities of the Tax Sharing Agreement with Pride and the filing of the Pride and Seahawk 2009 federal tax returns.

Liquidity and Capital Resources

Our liquidity has been adversely affected by the uncertain regulatory environment created as a result of the Macondo well blowout, low natural gas prices, the economic crisis that began in late 2008, loss of business in Mexico, unplanned downtime and repairs for the Seahawk 3000, and other factors. Based on current expectations for our operations, we anticipate that we will not generate positive cash flow from operations in 2011, unless there is a significant improvement in our number of operating rigs and an increase in dayrates. Our cash on hand as of September 30, 2010 of $41.4 million may not be sufficient to meet our working capital, operating cash, scheduled debt maturities and capital expenditure requirements over the next twelve months. Our liquidity is primarily affected by three factors: (i) the utilization of our rigs, (ii) dayrates and (iii) our capital expenditures. In an effort to maintain our liquidity, we have delayed capital expenditures, reduced costs, and sold assets. We will continue to seek additional opportunities to reduce cash costs, sell assets, and/or complete a financing to provide liquidity; and cannot provide any assurance that we will be able to do so without disruption to our business activities, or at all. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current market conditions and other factors beyond our control.

We have taken several steps to maintain our liquidity despite the reduction in our operating results. Among other things, we have (i) reduced our daily cash rig costs and shore-based support costs, including furloughing three rig crews, (ii) Randall D. Stilley, our President and Chief Executive Officer, has agreed to receive his salary in the form of Seahawk restricted stock units in lieu of cash for the period beginning on June 19, 2010 and ending on December 31, 2010, and (iii) our Board of Directors has agreed that all fees for service on the Board of Directors and committees thereof for the period from April 1, 2010 until December 31, 2010 will be paid in Seahawk restricted stock units. Further, in October 2010, we reduced our stacked rig costs by partially de-manning a rig cluster, furloughed crews as rigs completed their respective drilling contracts and cut back our corporate personnel by approximately 7%.

Strategic initiative of the Board of Directors

In November 2010, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, transactions involving a sale of assets, a recapitalization, or a sale or merger of Seahawk. The Board of Directors and its Finance Committee, which is comprised solely of independent directors, are overseeing this process and Simmons & Company International has been retained as financial advisor to assist and advise Seahawk.

While our liquidity and revenue generation have been adversely affected by current market conditions and events, the Board of Directors and management believe that our core strategy is sound and that there are opportunities for international expansion and domestic growth.

Impact of uncertain regulatory environment

In April 2010, the Macondo well blowout occurred, resulting in the release of crude oil into the U.S. Gulf of Mexico. As a result of this event, the government instituted additional regulatory oversight and control provisions with respect to offshore drilling. The effects of this well blowout, and the governmental and industry response to this event, have had and likely will continue to have a significant impact on the offshore drilling industry and our results of operations. In the future, it may result in, among other things, further regulatory requirements, an increase in insurance premiums for casualty insurance that may be more difficult to obtain, a reduction in demand for our services and an adverse effect on international operations that may affect our ability to expand geographically.

Many of our customers have experienced significant delays in and rejection of their permit applications. This has resulted in decreased rig utilization and has had an adverse effect on our results of operations for the three and nine months ended September 30, 2010. We expect to continue to experience these adverse effects throughout the remainder of the year and these adverse effects could likely extend into 2011 due to the uncertainty regarding U.S. governmental regulations and the delay our customers are experiencing in obtaining permits.

Potential effect of Mexico Tax Assessments

See “— Mexico Tax Assessments,” discussed above for more information regarding the current status of tax assessments we are contesting in Mexico. We continue to believe that we will prevail on the primary tax issues and that ultimately these assessments will be resolved without any significant cash settlements. However, in the event we were to experience an unexpected adverse outcome, no cash payments for these assessments would be due prior to a final court decision. We do not expect a final court decision for any of the contested assessments until late-2011. At this time, we have no substantial assets based in Mexico and minimal shore based operation. Of our current assessments contested in Mexican courts we have provided required collateralization totaling $46.0 million of which $28.4 million may conclude in late-2011 and $17.6 million may conclude in 2012. We also have received $96.9 million of additional tax assessments, including penalty, interest and inflation adjustments through September 30, 2010, for which collateral is not yet required. Final resolution of these assessments including cash settlements, if any, is not expected prior to 2014.

Pursuant to the Tax Support Agreement between us and Pride that we entered into at the time of the spin-off from Pride, Pride has agreed to provide a guarantee or indemnity in favor of the issuer of any surety bonds or other collateral issued for our account in respect of the additional Mexican tax assessments for tax years 2003 and 2004 made prior to the date of the spin-off to the extent requested by us. In October 2010, Pride has provided us substitute collateral for all of the tax appeal bonds posted for the contested tax assessments. On July 31, 2012, July 31, 2013, July 31, 2014 and August 24, 2015, we may be required to provide substitute credit support for certain portions of the collateral guaranteed or indemnified by Pride, so that Pride’s obligations are terminated in their entirety by August 24, 2015. Throughout the term of these bonds, and pursuant to the Tax Support Agreement, we will pay Pride a fee based on the credit support provided. We are not obligated to utilize Pride’s credit support for the provision of surety bonds or other collateral. The Tax Support Agreement with Pride does not obligate Pride to guarantee or indemnify the issuer of any surety bonds or other collateral issued in respect of future tax assessments. The failure to replace Pride’s credit support for existing assessments as and when required by the Tax Support Agreement would likely result in a default under the Tax Support Agreement. Our inability to provide required financial security to the Mexican tax authority for future assessments would likely result in a default under the Tax Support Agreement and would result in a default under our Revolving Credit Facility if such assessment was assessed against one of our material subsidiaries, as defined in our Revolving Credit Facility. If any of these events were to occur, our liquidity and results of operations could be materially affected.

On-going relationship with Pride

As of September 30, 2010, our net balance due to Pride was approximately $14.5 million, which includes $1.1 million of interest charges that Pride began assessing in the third quarter of 2010. We have contested certain matters in excess of $10 million related to calculation of initial working capital, settlement of transactions after the initial working capital date and other matters. We have not recognized any of the amounts we have contested with Pride and cannot predict whether we will ultimately prevail on any of the contested matters or the amount of our final settlement with Pride.

Revolving Credit Facility

We have a two-year, $36 million Revolving Credit Facility, as amended (the “Revolving Credit Facility”). We currently have approximately $17.9 million of borrowings outstanding under the Revolving Credit Facility and a letter of credit for 31.0 million Mexican Pesos, or approximately $2.5 million as of September 30, 2010, issued under the letter of credit sublimit within the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may only be used to fund reactivation capital expenditures and related working capital and letters of credit subject to specified sublimits, for the Mexico tax assessments. Availability under the Revolving Credit Facility is subject to a borrowing base, which is generally determined by reference to the orderly liquidation value of the fifteen collateralized rigs and specified percentages of certain accounts receivable. On September 30, 2010, based upon our borrowing base calculation, we had up to $11.5 million available under the Revolving Credit Facility. The Revolving Credit Facility matures on September 30, 2011.

We may elect that borrowings bear interest at an annual rate of either the Adjusted Base Rate in effect from time to time plus a margin of 3.5%, or the LIBOR rate as defined in the Revolving Credit Agreement plus a margin of 4.5%. The “Adjusted Base Rate” is a fluctuating rate equal to the highest of the prime rate, one-month LIBOR plus 1.5%, or the Federal Funds Rate plus 1.5%. As of September 30, 2010, the interest rate on our $6.4 million borrowing under the Revolving Credit Facility was approximately 4.8%, comprised of a LIBOR rate of approximately 0.3% plus the applicable margin of 4.50%. As of September 30, 2010, the interest rate on our $11.5 million borrowing under the Revolving Credit Facility was approximately 6.75%, comprised of the adjusted base rate of 3.25% plus the applicable margin of 3.5%.

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

As of September 30, 2010, we are in compliance with all of the covenants of the Revolving Credit Facility and based upon our current expectations we believe that we will be compliance on December 31, 2010. Continued compliance will largely be determined by our future working capital and net worth.

Loss of the Pride Wyoming

We are responsible for the removal operation of the Pride Wyoming and have estimated the total cost of removal to be approximately $72 million, which we believe will be fully reimbursed by Pride’s insurance, under which we are a named insured for this claim. As of September 30, 2010, total costs incurred were $49.5 million for the removal of the wreckage. Total insurance proceeds of $47.0 million have been received related to the removal of wreckage. The costs for the remaining removal of the wreckage are expected to be covered by Pride’s insurance, under which we are a named insured for this claim. Pursuant to the Master Separation Agreement dated August 4, 2009 between the Company and Pride (the “Master Separation Agreement”), we requested that Pride fund primarily all of the costs remaining for the removal of the wreckage and salvage operations until receipt of insurance proceeds, subject to a $23 million limitation of such debt to Pride under our Revolving Credit Facility. During the third quarter of 2010, Pride funded $0.8 million in costs incurred for current removal operations. We paid Pride less than $0.1 million in interest during the third quarter of 2010 related to the amount funded by them during the second quarter of 2010. We anticipate requesting Pride to fund approximately $23 million in costs incurred related to the remaining removal operations during the life of the policy. All amounts paid by Pride will be reimbursed directly to Pride by insurance. Under the Master Separation Agreement, we remain as the primary obligor for the amounts owed. Removal operations are expected to be completed in the fourth quarter of 2010.

Capital expenditures and potential asset sales

We expect our purchases of property and equipment for the 2010 fiscal year to be approximately $11 million, which includes $3.6 million related to an information technology project and $23.7 million in major expenditures related to the Seahawk 3000, of which $9.3 million are capitalizable. The Seahawk 3000 was out of service for the entire third quarter of 2010 in order to identify and correct issues with its jacking system. We expect to incur an additional $9.7 million of repair related expenses during the fourth quarter of 2010, of which $2.7 million will be capitalizable. Additionally, our rigs are required to obtain in-class certifications from various regulatory bodies prior to operation. The cost of these certifications are deferred and amortized over the life of the certificate, which is generally five years. For our stacked rigs, the capital required to reactivate the rig will increase over time due to the lack of maintenance of equipment and normal wear and tear due to exposure to saltwater environment. Actual reactivation costs for stacked rigs may be higher than our current estimates. The Revolving Credit Facility generally, limits our total capital expenditures over the term the facility to $20 million. Through September 30, 2010 our total capital expenditures subject to the limitation is approximately $16.1 million and we have remaining capital expenditure commitments for the Seahawk 3000 of $2.7 million.

We are investigating the potential sale of rigs as an additional source of liquidity. The Revolving Credit Facility generally requires that proceeds from the sale of any rig collateralized there under be used to prepay borrowings outstanding under the Revolving Credit Facility or cash collateralize outstanding letters of credit issued thereunder unless we provide replacement collateral of equivalent value or otherwise reinvest such sale proceeds in a manner permitted under the Revolving Credit Facility. In September 2010, we reclassified the Seahawk 2505 to held for sale and adjusted its value to approximately $14.6 million. The Seahawk 2505 is pledged as collateral under the Revolving Credit Facility. We are uncertain regarding our ability to sell other assets given the current excess supply in worldwide jackup rigs, but concluded that it is probable that we could sell the Seahawk 2505 within twelve months based on indications of interest for this rig. We are evaluating opportunities to sell other stacked rigs; however, given uncertainty that there is interest and ability to consummate a sale no other rig qualified for held for sale treatment at September 30, 2010. Market values for rigs tend to vary significantly over time depending on overall fleet utilization and future expectations regarding dayrates and oil prices. Under the current market environment, if we were successful in selling additional assets, it is possible our net proceeds would be less than the current book value of the assets sold.

Sources and Uses of Cash—Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Our cash flow used in continuing operations for the nine months ended September 30, 2010 declined by $106.4 million, or 192%, to $50.9 million compared to the nine months ended September 30, 2009. The decline in operating cash flow is largely due to current year losses that are partially offset by non-cash depreciation and impairment charges, and the gain on the sale of fixed assets.

Our cash flow used in continuing investing activities for the nine months ended September 30, 2010 decreased by $15.2 million, or 80%, to $3.8 million compared to the nine months ended September 30, 2009. We expended $12.9 million and $19.0 million for capital expenditures for the rig fleet during the nine months ended September 30, 2010 and 2009, respectively. We have deferred current year spending due to the lower rig utilization and demand for drilling services. Offsetting our capital expenditures for the nine months ended September 30, 2010 are the proceeds from the sale of our cementing units and other assets of $9.0 million.

Our cash flow from continuing financing activities for the nine months ended September 30, 2010 increased by $4.1 million, or 30%, to $17.8 million compared to the nine months ended September 30, 2009. The increase is attributable to the $17.9 million proceeds drawn from our Revolving Credit Facility, partially offset by the absence in 2010 of contributions from our former parent.

Working Capital

As of September 30, 2010, we had working capital of $11.4 million compared with $58.5 million as of December 31, 2009. The $47.1 million decrease in working capital was primarily due to the effects of the continued downturn in the offshore drilling industry including the uncertainty regarding U.S governmental regulations and the delay our customers are experiencing in obtaining permits and $3.7 million in our net amount due to Pride. The downturn in the offshore drilling industry decreased our trade accounts receivable by $10.5 million. Partially offsetting these decreases was the receipt of net proceeds from the sale of fixed assets of $9.0 million and the classification of the Seahawk 2505, as a current asset is held for sale. As of September 30, 2010, we owed Pride $14.5 million, net, under the terms of our Master Separation Agreement and our Transition Services Agreement, each of which was entered into with Pride at the time of our spin-off.

Off –Balance Sheet Arrangements

As of September 30, 2010, our business was contingently liable for $73.7 million in the aggregate for certain performance, tax appeal bonds and letters of credit. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. These amounts include $27.7 million that guarantee our performance as it relates to completed drilling contracts in Mexico, and $46.0 million related to contested tax assessments in Mexico.

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, there were no material changes to this disclosure regarding our contractual obligations.

Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Financial Statements — Note 1, “Accounting Pronouncements” of this quarterly report on Form 10-Q

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements can be identified by the use of forward looking terminology including “may,” “believe,” “anticipate,” “estimate,” “continue,” or other similar words. These forward-looking statements include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry and the economy in general;

•	our ability to enter into new contracts for our rigs, commencement dates for rigs and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized;

•	future cash flows from operations including accounts receivable realization;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	expected amounts to be reimbursed to Pride for transition and one time expenditures;

•	future asset sales, including the probable sale of the Seahawk 2505;

•	adequacy of funds for capital expenditures and working capital requirements;

•	sources of liquidity;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	expected costs for removal of the Pride Wyoming and expected insurance recoveries with respect to those costs and the damage to offshore structures caused by the loss of the rig;

•	the correlation between demand for our services and our earnings and customers’ expectations of future energy prices;

•	future regulatory or governmental restrictions or requirements for offshore drilling;

•	future impairment losses related to our fleet;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

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

Forward-looking statements are not guarantees of performance. We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. No assurance can be given that these assumptions are accurate. Moreover, these statements are subject to a number of risks and uncertainties. Important factors that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements include those described under “Risk Factors” in Item 1A of our annual report on Form 10-K, our report on Form 10-Q for the quarterly period ended June 30, 2010 and this quarterly report on Form 10-Q, and the following factors, among others:

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented a new enterprise resource planning system on October 1, 2010. The new system provides us with an integrated procurement and accounting and reporting system intended to improve our business planning and financial reporting processes. As a result of this system implementation, certain changes to our internal control structure have been made, which management believes will maintain and strengthen our overall internal controls.

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

Except for the additional and updated disclosures set forth below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”) and our Quarterly Report on Form 10-Q for the period ended June 30, 2010 (“2010 Second Quarter Form 10-Q”). In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in Item 1A of the 2009 Annual Report on Form 10-K and the 2010 Second Quarter Form 10-Q.

The results and impact of our announcement that our Board initiated the exploration of strategic alternatives to enhance shareholder value are uncertain and cannot be determined.

As previously disclosed, our Board authorized the exploration of strategic alternatives to enhance shareholder value, which could result in, among other things, a sale of the Company. There can be no assurance that the review of strategic alternatives will result in any agreement or transaction, or that if an agreement is executed, that a transaction will be consummated. We do not intend to disclose developments with respect to this review (whether or not material) unless and until the Board has approved a specific course of action or terminated the exploration of strategic alternatives. In connection with our exploration of strategic alternatives, we expect to incur expenses associated with identifying and evaluating strategic alternatives. The process of exploring strategic alternatives may be disruptive to our business operations and could make it more difficult to pursue acquisitions and retain personnel. The inability to effectively manage the process and any resulting agreement or transaction could materially and adversely affect our business, financial condition or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

On November 8, 2010, the Compensation Committee of the Board of Directors approved the Sr. Management and Key Employee Incentive Program (the “Program”) in conjunction with an ongoing strategic alternatives review. The Program is designed as an incentive for senior management, including our named executive officers (“NEOs”) and other key employees to maximize shareholder value as part of our strategic alternative review. The Program replaces our 2010 annual cash incentive described in our proxy statement for our 2010 annual meeting of stockholders and is tied to the Equity Value available for shareholders. The Program consists of two parts: a retention component and an incentive component. The retention component is designed to ensure continuity throughout the strategic review process. This is the minimum payout amount and is equal to $625,000. In addition, a minimum threshold Equity Value is required for the Incentive component of the program to pay out. The Program encourages maximum equity value for shareholders but caps the payment at a total $2.375 million including the retention amount. The Program includes a total of 17 employees including the five NEO’s as follows:

Named Executive Officer	Title	Minimum Payout	Maximum Payout
Randall Stilley (1)	CEO	$125,000	$453,125
William Hoffman	COO	$100,000	$296,875
James Easter	CFO	$100,000	$296,875
Alex Cestero	SVP and GC	$100,000	$296,875
Raymond Gonzales	SVP HR	$50,000	$148,438

(1)	If minimum equity value is not realized, Mr. Stilley has elected to forfeit his minimum payout.

Item 6.	EXHIBITS

10.1

Memorandum of Understanding dated September 29, 2010 between Seahawk Drilling LLC and Essar Oilfield Services India Limited (incorporated by reference to Exhibit 10.1 to Seahawk’s Current Report on Form 8-K dated October 5, 2010).

10.3

Technical Collaboration Agreement dated September 29, 2010 by and between Seahawk Drilling LLC and Essar Oilfield Services India Limited (incorporated by reference to Exhibit 10.2 to Seahawk’s Current Report on Form 8-K dated October 5, 2010).

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

SEAHAWK DRILLING, INC.

	By:	/s/ James R. Easter
James R. Easter
Date: November 9, 2010		Senior Vice President and Chief Financial Officer

	By:	/s/ William G. Evans
William G. Evans
Date: November 9, 2010		Vice President and Chief Accounting Officer